Form 10-Q
period 2021-03-31
Agile Growth Corp.
filed 2021-06-02
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to________________

AGILE GROWTH CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40186	98-1578605
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Riverside Center 275 Grove Street, Suite 2-400, Newton, MA (Address Of Principal Executive Offices)	02466 (Zip Code)
(617) 663-5997 Registrant’s telephone number, including area code Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value per share, and one-third of one redeemable warrant	AGGRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the Units	AGGR	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGGRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ⌧

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	⌧	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 1, 2021, 31,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AGILE GROWTH CORP.

Form 10-Q

For the Period From January 21, 2021 (Inception) Through March 31, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

AGILE GROWTH CORP.

UNAUDITED CONDENSED BALANCE SHEET

March 31, 2021

Assets
Current assets:
Cash	$1,516,885
Prepaid expenses	938,826
Total current assets	2,455,711
Investments held in Trust Account	310,000,804
Total Assets	$312,456,515

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$11,351
Accrued expenses	151,568
Total current liabilities	162,919
Deferred underwriting commissions	10,850,000
Derivative warrant liabilities	10,746,670
Total liabilities	21,759,589

Commitments and Contingencies
Class A ordinary shares; 28,569,618 shares subject to possible redemption at $10.00 per share	285,696,921

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,430,382 shares issued and outstanding (excluding 28,569,618 shares subject to possible redemption)	243
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	862
Additional paid-in capital	1,602,768
Retained earnings	3,396,132
Total shareholders' equity	5,000,005
Total Liabilities and Shareholders' Equity	$312,456,515

(1) This number includesd up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture. These shares forfeited on April 23, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For The Period From January 21, 2021 (inception) through March 31, 2021

General and administrative expenses	$164,052
General and administrative expenses- related party	40,000
Loss from operations	(204,052)
Change in fair value of derivative warrant liabilities	4,133,330
Financing costs allocated to warrants	(533,950)
Income from investments held in Trust Account	804
Net income	$3,396,132

Weighted average shares outstanding of Class A common stock subject to possible redemption , basic and diluted	29,090,127

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average shares outstanding of non-redeemable common stock, basic and diluted (1)	8,045,678

Basic and diluted net income per share, non-redeemable common stock	$0.42

(1) This number excluded up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 16, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture. On April 23, 2021 the 875,000 shares forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Period From January 21, 2021 (inception) through March 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Retained	Shareholders'
	Shares	Amount	Shares(1)	Amount	Capital	Earnings	Equity
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	862	24,138	—	25,000
Sale of shares in initial public offering and over-allotment option exercise, less allocation to derivative warrant liabilities, net	31,000,000	3,100	—	—	300,696,900	—	300,700,000
Excess cash received over the fair value of the private warrants	—	—	—	—	3,720,000	—	3,720,000
Offering costs	—	—	—	—	(17,144,205)	—	(17,144,205)
Shares subject to possible redemption	(28,569,618)	(2,857)	—	—	(285,694,065)	—	(285,696,922)
Net income	—	—	—	—	—	3,396,132	3,396,132
Balance - March 12, 2021	2,430,382	$243	8,625,000	$862	$1,602,768	$3,396,132	$5,000,005

(1) This number includesd up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture. These shares forfeited on April 23, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For The Period From January 21, 2021 (inception) through March 31, 2021

Cash Flows from Operating Activities:
Net income	$3,396,132
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under note payable	5,108
Change in fair value of derivative warrant liabilities	(4,133,330)
Financing costs - derivative warrant liabilities	533,950
Income from investments held in Trust Account	(804)
Changes in operating assets and liabilities:
Prepaid expenses	(938,826)
Accounts payable	10,430
Accrued expenses	66,117
Net cash used in operating activities	(1,036,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(310,000,000)
Net cash used in investing activities	(310,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	310,000,000
Proceeds received from private placement	9,300,000
Offering costs paid	(6,646,645)
Repayment of note payable to related party	(140,247)
Net cash provided by financing activities	312,513,108

Net increase in cash	1,516,885

Cash - beginning of the period	—
Cash - ending of the period	$1,516,885

Supplemental disclosure of noncash investing and financing activities:
Initial classification of warrant liability	$14,880,000
Offering costs included in accounts payable	$920
Offering costs included in accrued expenses	$85,450
Offering costs paid by related party under note payable	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000
Initial value of common stock subject to possible redemption	$296,162,590
Change in value of Class A common shares subject to possible redemption	$(10,465,669)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Agile Growth Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, recapitalization or similar business combination with one or more businesses or entities that the Company has not yet identified (“Business Combination”).

As of March 31, 2021, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Agile Growth Sponsor, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.0 million, and we incurred additional offering costs of $550,000 (of which $350,000 was for deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,066,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.1 million (see Note 4). Simultaneously with the closing of the Over-Allotment on March 16, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of $200,000.

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 16, 2021, an additional net proceeds of $10.0 million was deposited into the Trust Account, for a total of $310.0 million in the Trust Account.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time the Company signs a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, executive officers and directors agreed not to propose an amendment to the Company’s Amended and Restated Memorandum and Articles of Association that would modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or March 12, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s taxes payable (less up to $100,000 of interest to pay dissolution expenses).

The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements are issued and therefore substantial doubt has been alleviated.

Risks and uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the period from January 21, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 held outside of the trust account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of financial statement in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 10,333,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,200,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The Public Warrants and Private Placement Warrants are measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statement of operations and approximately $17.1 million is included in the unaudited condensed statement of changes in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 28,569,618 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Ordinary Shares

Net income per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares subject to possible redemption for the period from January 21, 2021 (inception) through March 31, 2021 is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary stock subject to possible redemption outstanding since original issuance.

Net income per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary stock outstanding for the period.

Non-redeemable ordinary stock includes Founder Shares and non-redeemable Class A and Class B ordinary sharea as these shares do not have any redemption features. Non-redeemable ordinary shareholders participate in the income or loss on investments in the Trust Account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

For the Three Months
Ended March 31, 2021
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Income from investments held in Trust Account	$740
Less: Company's portion available to be withdrawn to pay taxes	(740)
Net income attributable to Class A ordinary shares subject to possible redemption	$—
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	29,090,127
Basic and diluted net income per share	$—

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net income	$3,396,132
Net income attributable to Class A ordinary shares subject to possible redemption	—
Non-redeemable net loss	$3,396,132
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	8,045,678
Basic and diluted net loss per share, Non-redeemable ordinary shares	$0.42

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 — Initial Public Offering

On March 12, 2021, the Company consummated its Initial Public Offering of 30,000,000 Units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units, generating gross proceeds of approximately  $10.0 million, and we incurred additional offering costs of $550,000 (of which $350,000 was for deferred underwriting fees).

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 6).

Note 4 — Related Party Transactions

Founder Shares

On January 23, 2021, the Sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 7,750,000 Class B ordinary shares as of such date.

The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,066,667 Private Placement Warrants, at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.1 million. Simultaneously with the closing of the Over-Allotment on March 16, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant by the Sponsor, generating gross proceeds to the Company of $200,000.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Each whole Private Placement Warrant is exercisable for one whole share of Class A ordinary shares at a price of $11.50 per share. A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable except as described in Note 7 and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On March 12, 2021, the Sponsor agreed to loan the Company up to $300,000 to be used for the payment of costs related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing, unsecured and due upon the closing of the Initial Public Offering. As of March 12, 2021, the Company borrowed approximately $100,000 under the Note. The Company fully repaid such amount on March 18, 2021.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space, administrative, support and consulting services provided to members of the management team or to the Company. For the period from January 21 (inception) through March 31, 2021, the Company incurred $40,000 of such expenses, which is recognized as general and administrative expenses – related party in the accompanying unaudited condensed statement of operations.

In addition, the Sponsor, officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made by the Company to the Sponsor, officers or directors, or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 5 — Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the prospectus in connection with the Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on March 16, 2021, the underwriters were entitled to an additional fee of $200,000 paid upon closing, and $350,000 in deferred underwriting commissions.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2021, the Company had 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described in the final prospectus filed with the SEC on March 11, 2021 under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described in such final prospectus under the caption “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares; and
●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and
●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume weighted average price of the Company’s Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2021, there were no preference shares issued or outstanding.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021, there were 2,430,382 Class A ordinary shares issued and outstanding, excluding 28,569,618 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares— The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 23, 2021, the Company issued 8,625,000 Class B ordinary shares to the Sponsor. Of the 8,625,000 shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 7,750,000 Class B ordinary shares as of such date.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares, which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions if the Company does not consummate an initial Business Combination, at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities (as defined herein) or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury securities	$310,000,804	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	—	—	$6,716,670
Derivative warrant liabilities - Private placement warrants	$—	$—	$4,030,000

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the period from January 21, 2021 (inception) through March 31, 2021.

Level 1 instruments include investments U.S. Treasury securities with an original maturity of 185 days or less.

The fair value of the Public Warrants and the Private Placement Warrants are measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date. For the three months ended March 31, 2021, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of $4.1 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 12, 2021 (initial
	measurement) and
	March 16, 2021 (over-
	allotment exercise)	March 31, 2020
Stock price	$9.70	$9.93
Volatility	14.0%	11.0%
Term to M&A	1.0	0.9
Risk-free rate	1.08%	1.15%

The change in the fair value of the derivative warrant liabilities, with Level 3 inputs, for the period for the period from January 21, 2021 (inception) through March 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Warrants at March 12, 2021	14,460,000
Issuance of Public and Private Warrants at March 16, 2022	420,000
Change in fair value of derivative warrant liabilities	(4,133,330)
Derivative warrant liabilities at March 31, 2021	$10,746,670

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Revision to Prior Period Financial Statement

During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated March 12, 2021, filed on Form 8-K on March 18, 2021.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions ordinary to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on March 12, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

The Warrants were reflected as a component of equity in the March 12, 2021 balance sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on March 12, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

The following table summarizes the effect of the revision on each financial statement line item as of March 12, 2021.

	As of March 12, 2020
	As Previously	Revision
	Reported	Adjustments	As Revised

Balance Sheet
Total assets	$302,635,573	$—	$302,635,573
Liabilities and stockholders’ equity
Total current liabilities	$202,978	$—	$202,978
Deferred underwriting commissions	10,500,000	—	10,500,000
Derivative warrant liabilities	—	14,460,000	14,880,000
Total liabilities	10,702,978	14,460,000	25,582,978
Class A common shares, $0.0001 par value; shares subject to possible redemption	286,932,590	(14,460,000)	272,052,590
Stockholders’ equity
Prefered shares- $0.0001 par value	—	—	—
Class A common shares - $0.0001 par value	131	148	279
Class B common shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,063,261	533,802	5,597,063
Accumulated deficit	(64,250)	(533,950)	(598,200)
Total stockholders’ equity	5,000,005	—	5,000,005
Total liabilities and stockholders’ equity	$302,635,573	$—	$302,635,573

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Agile Growth Corp.,” “Agile,” “our,” “us” or “we” refer to Agile Growth Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on January 21, 2021. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization, recapitalization or similar business combination with one or more businesses or entities (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies. Our sponsor is Agile Growth Sponsor, LLC, a Delaware limited liability company (“Sponsor”). The registration statement for our Initial Public Offering was declared effective on March 9, 2021. On March 12, 2021, we consummated our Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, of which $10.5 million was for deferred underwriting commissions (see Note 5). On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Units (the “Over-Allotment Units”), generating gross proceeds of approximately $10.0 million, and we incurred additional offering costs of $550,000 (of which $350,000 was for deferred underwriting fees) (the “Over-Allotment”).

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,066,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of $9.1 million (see Note 4). Simultaneously with the closing of the Over-Allotment on March 16, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant by the Sponsor, generating gross proceeds to us of $200,000.

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 16, 2021, an additional net proceeds of $10.0 million was deposited into the Trust Account, for a total of $310.0 million in the Trust Account.

Our management has broad discretion with respect to the specific application of the net proceeds of our Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time we sign a definitive agreement in connection with the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $1.5 million in our operating bank account, and working capital of approximately $2.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we expect to be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from January 21, 2021 (inception) through March 31, 2021, we had net income of approximately $3.4 million, which consisted of approximately $4.1 million gain change in fair value of derivative warrant liabilities, partially offset by approximately $164,000 general and administrative expenses, $40,000 general and administrative expenses – related party, and approximately $534,000 in financing costs.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we will reimburse the Sponsor for office space, administrative, support and consulting services provided to members of the management team or to us provided to us in the amount of $40,000 per month.

We incurred approximately $40,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the period from January 21, 2021 (inception) through March 31, 2021.

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the date of the prospectus in connection with the Initial Public Offering to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $6.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $10.5 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In connection with the consummation of the Over-Allotment on March 16, 2021, the underwriters were entitled to an additional fee of $200,000 paid upon closing, and $350,000 in deferred underwriting commissions.

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The 10,333,333 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,200,000 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The Public Warrants and Private Placement Warrants are measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 28,569,618 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net loss per ordinary shares

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares subject to possible redemption for the period from January 21, 2021 (inception) through March 31, 2021 is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary stock outstanding for the period.

Non-redeemable ordinary stock includes Founder Shares and non-redeemable Class A and Class B ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shareholders participate in the income or loss on investments in the Trust Account based on non-redeemable shares’ proportionate interest.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in March 2021 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously filed financial statements described above had not yet been identified. In the light of the revision of the accounting for the warrants, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings

None.

Item 1A.    Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 11, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weakness in our internal control over financial reporting as of March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement (as defined below), after consultation with our independent registered public accounting firm, our management concluded that, in light of the SEC Statement, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Our Public Warrants and Private Placement Warrants are accounted for as liabilities and the changes in value of our Public Warrants and Private Placement Warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Public Warrants and Private Placement Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 10,333,333 Public Warrants and 6,200,000 Private Placement Warrants, and determined that the Public Warrants and Private Placement Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of March 31, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Public Warrants and Private Placement Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,066,667 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $9.1 million. Simultaneously with the closing of the Over-Allotment on March 16, 2021, we consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 Private Placement Warrants at a price of $1.50 per Private Placement Warrant by the Sponsor, generating gross proceeds to us of $200,000.

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. On March 18, 2021, we repaid the Note in full.

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 16, 2021, an additional net proceeds of $10.0 million was deposited into the Trust Account, for a total of $310.0 million in the Trust Account.

We paid a total of approximately $6.2 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $10.9 million in underwriting discounts and commissions.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On May 28, 2021, the Company received a deficiency letter from the Nasdaq Capital Market (“NASDAQ”) indicating that it is not in compliance with NASDAQ Listing Rule 5250(c)(1) as a result of its failure to timely file this Quarterly Report on Form 10-Q. Under NASDAQ’s rules, the Company has 60 calendar days from the date of the deficiency letter to submit to NASDAQ a plan to regain compliance with the NASDAQ Listing Rules. Such plan is not required to be submitted to NASDAQ if this Quarterly Report on Form 10-Q is filed prior to the end of such 60 calendar day period. The Company has undergone the process of determining the extent to which the SEC Statement will impact its financial statements as of and for the period January 21, 2021 (inception) through March 31, 2021, which are included in this Quarterly Report on Form 10-Q which is now on file with the SEC.

Item 6.Exhibits.

Exhibit Number	Description
1.1	Underwriting Agreement dated March 9, 2021 between the Company and Citigroup Global Markets Inc. and Jefferies LLC[1]
3.1	Memorandum and Articles of Association[2]
3.2	Amended and Restated Memorandum and Articles of Association, effective as of March 9, 2021[1]
4.4	Warrant Agreement dated March 9, 2021between Continental Stock Transfer & Trust Company and the Company[1]
10.1	Investment Management Trust Account Agreement dated March 9, 2021 between Continental Stock Transfer & Trust Company and the Company[1]
10.2	Registration and Shareholder Rights Agreement dated March 9, 2021 between the Company and the Sponsor[1]
10.3	Private Placement Warrants Purchase Agreement dated March 9, 2021 between the Company and the Sponsor[1]
10.5	Services Agreement dated March 9, 2021 between the Company and the Sponsor[1]
10.6	Promissory Note, dated as of January 23, 2021, between the Company and the Sponsor[2]
10.7	Securities Subscription Agreement, dated January 23, 2021, between the Company and the Sponsor[2]
10.8	Letter Agreement dated March 9, 2021 among the Company, the Sponsor and the Company’s officers and directors[1]
31.1

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Chief Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*

Certification of Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Chief Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

1.	Previously filed as an exhibit to our current report on Form 8-K filed on March 15, 2021 and incorporated by reference herein.
2.	Previously filed as an exhibit to our Registration Statement on Form S-1 filed on March 3, 2021 and incorporated by reference herein.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: June 1, 2021	AGILE GROWTH CORP.

	By:	/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer, Chief Financial Officer and Director