Form 10-Q
period 2021-06-30
Agile Growth Corp.
filed 2021-08-16
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 16, 2021,31,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AGILE GROWTH CORP.

Form 10-Q

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	3

	Condensed Balance Sheet as of June 30, 2021 (Unaudited)	3

	Condensed Statements of Operations for the Three Months Ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	4

	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	5

	Condensed Statement of Cash Flows for the period from January 21, 2021 (inception) through June 30, 2021 (Unaudited)	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Mine Safety Disclosures	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

i

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

AGILE GROWTH CORP.

CONDENSED BALANCE SHEET

June 30, 2021 (Unaudited)

Assets
Current assets:
Cash	$1,216,286
Prepaid expenses	812,215
Total current assets	2,028,501
Investments held in Trust Account	310,005,434
Total Assets	$312,033,935

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,116
Accrued expenses	169,573
Total current liabilities	178,689
Deferred underwriting commissions	10,850,000
Derivative warrant liabilities	15,706,670
Total liabilities	26,735,359

Commitments and Contingencies
Class A ordinary shares; 28,029,366 shares subject to possible redemption at $10.00 per share	280,298,573

Shareholders' Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; 2,970,634 shares issued and outstanding (excluding 28,029,366 shares subject to possible redemption)	297
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 7,750,000 shares issued and outstanding	775
Additional paid-in capital	7,001,150
Retained earnings	(2,002,219)
Total shareholders' equity	5,000,003
Total Liabilities and Shareholders' Equity	$312,033,935

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from January
	For the Three Months Ended	21, 2021 (inception) through
	June 30, 2021	June 30, 2021
General and administrative expenses	$322,980	$487,032
General and administrative expenses- related party	120,000	160,000
Loss from operations	(442,980)	(647,032)
Change in fair value of derivative warrant liabilities	(4,960,000)	(826,670)
Financing costs allocated to warrants	—	(533,950)
Income from investments held in Trust Account	4,629	5,433
Net loss	$(5,398,351)	$(2,002,219)

Weighted average shares outstanding of Class A ordinary shares subject to possible redemption , basic and diluted	23,417,072	28,658,536

Basic and diluted net loss per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,757,485	9,255,605

Basic and diluted net loss per share, non-redeemable ordinary shares	$(0.94)	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

For the Three Months Ended June 30, 2021 and for the Period From January 21, 2021 (inception) through June 30, 2021

	Ordinary Shares				Additional	Accumulated Deficit	Total
	Class A		Class B		Paid-in	(Retained	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Earnings)	Equity
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Sale of shares in initial public offering and over-allotment option exercise, less allocation to derivative warrant liabilities, gross	31,000,000	3,100	—	—	300,696,900	—	300,700,000
Excess cash received over the fair value of the private warrants	—	—	—	—	3,720,000	—	3,720,000
Offering costs	—	—	—	—	(17,144,205)	—	(17,144,205)
Shares subject to possible redemption	(28,569,618)	(2,857)	—	—	(285,694,065)	—	(285,696,922)
Net income	—	—	—	—	—	3,396,132	3,396,132

Balance - March 31, 2021	2,430,382	$243	8,625,000	$862	$1,602,768	$3,396,132	$5,000,005
Shares subject to possible redemption	540,252	54	—	—	5,398,295	—	5,398,349
Forfeiture of Class B ordinary shares	—	—	(875,000.00)	(87)	87	—	—
Net loss	—	—	—	—	—	(5,398,351)	(5,398,351)
Balance - June 30, 2021 (Unaudited)	2,970,634	$297	7,750,000	$775	$7,001,150	$(2,002,219)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For The Period From January 21, 2021 (inception) through June 30, 2021

Cash Flows from Operating Activities:
Net loss	$(2,002,219)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under note payable	5,108
Change in fair value of derivative warrant liabilities	826,670
Financing costs - derivative warrant liabilities	533,950
Income from investments held in Trust Account	(5,434)
Changes in operating assets and liabilities:
Prepaid expenses	(812,215)
Accounts payable	8,195
Accrued expenses	84,122
Net cash used in operating activities	(1,336,823)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(310,000,000)
Net cash used in investing activities	(310,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	310,000,000
Proceeds received from private placement	9,300,000
Offering costs paid	(6,646,644)
Repayment of note payable to related party	(100,247)
Net cash provided by financing activities	312,553,109

Net increase in cash	1,216,286

Cash - beginning of the period	—
Cash - ending of the period	$1,216,286

Supplemental disclosure of noncash investing and financing activities:
Initial value of warrant liability	$14,880,000
Offering costs included in accounts payable	$920
Offering costs included in accrued expenses	$85,450
Offering costs paid by related party under note payable	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000
Initial value of ordinary shares subject to possible redemption	$296,162,590
Change in value of Class A common shares subject to possible redemption	$(15,864,017)

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

As of June 30, 2021, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities in connection with pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the condensed financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the trust and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since reevaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations one year from the date these condensed financial statements are issued and therefore substantial doubt has been alleviated.

Risks and uncertainties

Management is currently evaluating the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 held outside of the Trust Account.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheet.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of June 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Through June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $0.5 million is included in financing cost - derivative warrant liabilities in the unaudited condensed statements of operations and approximately $17.1 million is included in the unaudited condensed statements of changes in shareholders’ equity.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,029,366 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statements of operations include a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares subject to possible redemption for the period is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary stock subject to possible redemption outstanding since original issuance.

Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary stock outstanding for the period.

Non-redeemable ordinary stock includes Founder Shares and non-redeemable Class A and Class B ordinary shares as these shares do not have any redemption features. Non-redeemable ordinary shareholders participate in the income or loss on investments in the Trust Account based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

		For the Period from
	For The Three Months	January 21, 2021 (inception)
	Ended June 30, 2021	through June 30, 2021
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Income from investments held in Trust Account	$4,186	$4,913
Less: Company's portion available to be withdrawn to pay taxes	(4,186)	(4,913)
Net loss attributable	$—	$—
Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	23,417,072	28,658,536
Basic and diluted net loss per share	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net loss minus Net Earnings
Net loss	$(5,398,351)	$(2,002,219)
Net loss allocable to Class A ordinary shares subject to possible redemption	—	—
Non-redeemable net loss	$(5,398,351)	$(2,002,219)
Denominator: weighted average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	5,757,485	9,255,605
Basic and diluted net loss per share, Non-redeemable ordinary shares	$(0.94)	$(0.22)

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 21, 2021 (inception). Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space, administrative, support and consulting services provided to members of the management team or to the Company. For the three months ended June 30, 2021 and the period from January 21 (inception) through June 30, 2021, the Company incurred $120,000 and $160,000 of such expenses, respectively, which is recognized as general and administrative expenses – related party in the accompanying unaudited condensed statements of operations, respectively.

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021, the Company had 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 — Shareholders’ Equity

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021, there were no preference shares issued or outstanding.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021, there were 2,970,634 Class A ordinary shares issued and outstanding, excluding 28,029,366 Class A ordinary shares subject to possible redemption.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,005,434	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$9,816,670	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$5,890,000	$—

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, as the Public Warrants were separately listed and traded in an active market during the period.  The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of June 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework. For the three months ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021, the Company recognized a charge to the condensed statements of operations resulting from an increase in the fair value of liabilities of $5.0 million and $0.8 million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations, respectively.

The initial estimated fair value of the Public Warrants and the Private Placement Warrants was determined using Level 3 inputs. Inherent in a binomial lattice model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

March 12, 2021 (initial
measurement) and March
16, 2021 (over-allotment
exercise)
Stock price	$9.70
Volatility	14.0%
Term to M&A	1.0
Risk-free rate	1.08%

The change in the fair value of the derivative warrant liabilities, measured using significant Level 3 inputs, for the period from January 21, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants at March 12, 2021	14,460,000
Issuance of Public and Private Placement Warrants at March 16, 2022	420,000
Change in fair value of derivative warrant liabilities	(4,133,330)
Derivative warrant liabilities at March 31, 2021	$10,746,670
Transfer of Public Warrants to Level 1	(6,716,670)
Transfer of Private Placement Warrants to Level 2	(4,030,000)
Derivative warrant liabilities at June 30, 2021	$—

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $1.2 million in our operating bank account and working capital of approximately $1.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and activities in connection with pursuing an initial Business Combination. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from January 21, 2021 (inception) through June 30, 2021, we had a net loss of approximately $2.0 million, which consisted of a loss of approximately $827,000 from the change in fair value of derivative warrant liabilities, approximately $487,000 of general and administrative expenses, $160,000 of general and administrative expenses - related party, and approximately $534,000 in financing costs, partially offset by approximately $5,000 of income from investments in the Trust Account.

For the three months ended June 30, 2021, we had a net loss of approximately $5.4 million, which consisted of a loss of approximately $5.0 million from the change in fair value of derivative warrant liabilities, approximately $322,000 in general and administrative expenses, and $120,000 general and administrative expenses - related party, partially offset by approximately $5,000 of income from investments in the Trust Account.

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

We incurred approximately $120,000 and $160,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021, respectively.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date.As of June 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 28,029,366 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

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

The unaudited condensed statements of operations include a presentation of loss per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net loss per share, basic and diluted for Class A ordinary shares subject to possible redemption for the period is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of ordinary stock subject to possible redemption outstanding since original issuance.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 21, 2021 (inception). Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4.Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021.

Our internal control over financial reporting did not result in the proper accounting classification of the warrants we issued in March 2021 which, due to its impact on our condensed financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Statement”). The SEC Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in March 2021.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Public Warrants and Private Placement Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

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

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On May 28, 2021, the Company received a deficiency letter from the Nasdaq Capital Market (“NASDAQ”) indicating that it is not in compliance with NASDAQ Listing Rule 5250(c)(1) as a result of its failure to timely file the March 31, 2021 Quarterly Report on Form 10-Q. Under NASDAQ’s rules, the Company has 60 calendar days from the date of the deficiency letter to submit to NASDAQ a plan to regain compliance with the NASDAQ Listing Rules. Such plan is not required to be submitted to NASDAQ if this Quarterly Report on Form 10-Q is filed prior to the end of such 60 calendar day period. The Company has undergone the process of determining the extent to which the SEC Statement will impact its financial statements as of and for the period January 21, 2021 (inception) through March 31, 2021, which were included in the March 31, 2021 Quarterly Report on Form 10-Q which is now on file with the SEC.

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

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
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

Dated: August 16, 2021	AGILE GROWTH CORP.

	By:	/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer, Chief Financial Officer and Director