Form 10-Q
period 2021-09-30
Agile Growth Corp.
filed 2021-11-19
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,  smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 19, 2021,31,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

AGILE GROWTH CORP.

Form 10-Q

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Condensed Balance Sheet as of September 30, 2021 (Unaudited)	1
	Condensed Statements of Operations for the Three Months Ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Equity for the Three Months Ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statement of Cash Flows for the period from January 21, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

AGILE GROWTH CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2021 (Unaudited)

Assets
Current assets:
Cash	$1,022,221
Prepaid expenses	685,281
Total current assets	1,707,502
Investments held in Trust Account	310,010,115
Total Assets	$311,717,617

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholder’ Deficit:
Current liabilities:
Accounts payable	$42,923
Accrued expenses	394,423
Total current liabilities	437,346
Deferred underwriting commissions	10,850,000
Derivative warrant liabilities	10,416,000
Total liabilities	21,703,346

Commitments and Contingencies
Class A ordinary shares subject to possible redemption; $0.0001 par value; 31,000,000 shares at $10.00 per share	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 7,750,000 shares issued and outstanding	775
Additional paid-in capital	—
Accumulated deficit	(19,986,504)
Total shareholders’ deficit	(19,985,729)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Stockholders’ Deficit:	$311,717,617

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

		For the Period from
	For the Three Months Ended	January 21, 2021 (inception) through
	September 30, 2021	September 30, 2021
General and administrative expenses	$459,657	$946,689
General and administrative expenses- related party	120,000	280,000
Loss from operations	(579,657)	(1,226,689)
Change in fair value of derivative warrant liabilities	5,290,670	4,464,000
Financing costs allocated to warrants	—	(533,950)
Income from investments held in Trust Account	4,682	10,115
Net income	$4,715,695	$2,713,476

Weighted average shares outstanding of Class A ordinary shares	31,000,000	25,055,777

Basic and diluted net income per share, Class A ordinary shares	$0.12	$0.08

Weighted average shares outstanding of Class B ordinary shares	7,750,000	7,698,207

Basic and diluted net income per share, Class B ordinary shares	$0.12	$0.08

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

For the Three Months Ended September 30, 2021 and for the Period From January 21, 2021 (inception) through September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Excess cash received over fair value of private placement warrants	—	—	—	—	3,720,000	—	3,720,000
Accretion of Class A ordinary shares subject to possible redemption amount (restated)	—	—	—	—	(3,744,138)	(22,700,067)	(26,444,205)
Net income	—	—	—	—	—	3,396,132	3,396,132
Balance - March 31, 2021 (Unaudited), as restated	—	$—	8,625,000	$862	$—	$(19,303,935)	$(19,303,073)
Forfeiture of Class B ordinary shares	—	—	(875,000)	(87)	87	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital (restated)	—	—	—	—	(87)	87	—
Net loss	—	—	—	—	—	(5,398,351)	(5,398,351)
Balance - June 30, 2021 (Unaudited), as restated	—	$—	7,750,000	$775	$—	$(24,702,199)	$(24,701,424)
Net income	—	—	—	—	—	4,715,695	4,715,695
Balance - September 30, 2021 (Unaudited)	—	$—	7,750,000	$775	$—	$(19,986,504)	$(19,985,729)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

For The Period From January 21, 2021 (inception) through September 30, 2021

Cash Flows from Operating Activities:
Net income	$2,713,476
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under note payable	5,107
Change in fair value of derivative warrant liabilities	(4,464,000)
Financing costs - derivative warrant liabilities	533,950
Income from investments held in Trust Account	(10,115)
Changes in operating assets and liabilities:
Prepaid expenses	(685,281)
Accounts payable	42,003
Accrued expenses	324,423
Net cash used in operating activities	(1,515,437)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(310,000,000)
Net cash used in investing activities	(310,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	310,000,000
Proceeds received from private placement	9,300,000
Offering costs paid	(6,662,094)
Repayment of note payable to related party	(100,248)
Net cash provided by financing activities	312,537,658

Net increase in cash	1,022,221

Cash - beginning of the period	—
Cash - ending of the period	$1,022,221

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$920
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under note payable	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000

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

As of September 30, 2021, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities in connection with pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

Restatement of Previously Reported Financial Statements

The Company applies ASC 480 in classifying and measuring is Class A ordinary shares.  This included classifying the Class A ordinary shares subject to possible redemption in temporary equity in the Company’s condensed balance sheets.  However, the Company’s Amended and Restated Memorandum and Articles of Association specify that it will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon closing a Business Combination.  As such, the Company has historically maintained shareholders’ equity of at least $5,000,001 by classifying a portion of the outstanding Class A ordinary shares in permanent equity.

In connection with the preparation of the Company’s condensed financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that all of the Class A ordinary issued in the Initial Public Offering and Over-Allotment can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the initial and subsequent carrying value of temporary equity should include all outstanding Class A ordinary shares, irrespective of the aggregate limitation on redemptions. As a result, the Company restated its previously filed financial statements to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognized accretion from the initial book value to redemption value at the time of its Initial Public Offering and the Over-Allotment. The Company’s previously filed financial statements that contained the error were reported in the Company’s Form 8-K filed with the SEC on March 18, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”).

The impact of the restatement on the financial statement for the Affected Post IPO Balance sheet is presented below as it resulted in a reclassification of 2,752,741 Class A ordinary shares from permanent equity to Class A ordinary shares subject to possible redemption.

As of March 12, 2021*	As Revised	Adjustment	As Restated
Total assets	$302,635,573		$302,635,573
Total liabilities	$25,582,978		$25,582,978
Class A ordinary shares subject to redemption	272,052,590	27,947,410	300,000,000
Preference shares	—	—	—
Class A ordinary shares	279	(279)	—
Class B ordinary shares	863	—	863
Additional paid-in captial	5,597,063	(5,597,063)	—
Accumulated deficit	(598,200)	(22,350,068)	(22,948,268)
Total shareholder's equity	$5,000,005	$(27,947,410)	$(22,947,405)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$302,635,573	$—	$302,635,573

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

*As restated and presented in the March 31, 2021 Form 10-Q filed with the SEC on June 2, 2021

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$312,456,515		$312,456,515
Total liabilities	$21,759,589		$21,759,589
Class A ordinary shares subject to redemption	285,696,921	24,303,079	310,000,000
Preference shares	—	—	—
Class A ordinary shares	243	(243)	—
Class B ordinary shares	862	—	862
Additional paid-in captial	1,602,768	(1,602,768)	—
Accumulated deficit	3,396,132	(22,700,068)	(19,303,935)
Total shareholder's equity	$5,000,005	$(24,303,079)	$(19,303,073)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$312,456,515	$—	$312,456,515

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 21, 2021 (inception) through March 31, 2021:

Form 10-Q: For the Period from January 21, 2021 (Inception) Through March 31, 2021

	As Reported	Adjustment	As Restated
Cash Flow Used in Operating Activities	$(1,036,223)	$—	$(1,036,223)
Cash Flows Used in Investing Activities	$(310,000,000)	$—	$(310,000,000)
Cash Flows Provided by Financing Activities	$312,513,108	$—	$312,513,108
Supplemental Disclosure of Noncash Activities
Offering costs included in accounts payable	$920	$—	$920
Offering costs included in accrued expenses	$85,450	$—	$85,450
Offering costs paid by related party under note payable	$95,139	$—	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000	$—	$10,850,000
Initial value of ordinary shares subject to possible redemption	$296,162,590	$(296,162,590)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(10,465,669)	$10,465,669	$—

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$312,033,935		$312,033,935
Total liabilities	$26,735,359		$26,735,359
Class A ordinary shares subject to redemption	280,298,573	29,701,427	310,000,000
Preference shares	—	—	—
Class A ordinary shares	297	(297)	—
Class B ordinary shares	775	—	775
Additional paid-in captial	7,001,150	(7,001,150)	—
Accumulated deficit	(2,002,219)	(22,699,980)	(24,702,199)
Total shareholder's equity	$5,000,003	$(29,701,427)	$(24,701,424)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$312,033,935	$—	$312,033,935

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 21, 2021 (inception) through June 30, 2021:

Form 10-Q: For the Period from January 21, 2021 (Inception) Through June 30, 2021
	As Reported	Adjustment	As Restated
Cash Flow Used in Operating Activities	$(1,336,823)	$—	$(1,336,823)
Cash Flows Used in Investing Activities	$(310,000,000)	$—	$(310,000,000)
Cash Flows Provided by Financing Activities	$312,553,109	$—	$312,553,109
Supplemental Disclosure of Noncash Activities
Offering costs included in accounts payable	$920	$—	$920
Offering costs included in accrued expenses	$85,450	$—	$85,450
Offering costs paid by related party under note payable	$95,139	$—	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000	$—	$10,850,000
Initial value of ordinary shares subject to possible redemption	$296,162,590	$(296,162,590)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(15,864,017)	$15,864,017	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above to the Company’s previously reported statement of shareholders' equity for the period from January 21, 2021 (inception) through June 30, 2021:

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended June 30, 2021 and for the Period From January 21, 2021 (Inception) through June 30, 2021

	As Reported	Adjustment	As Restated
Balance - January 21, 2021 (inception)	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	25,000	—	25,000
Sale of shares in initial public offering and over-allotment option exercise, less allocation to derivative warrant liabilities, gross	300,700,000	(300,700,000)	—
Excess cash received over the fair value of the private warrants	3,720,000	—	3,720,000
Offering costs	(17,144,205)	17,144,205	—
Shares subject to possible redemption	(285,696,922)	285,696,922	—
Accretion of Class A ordinary shares subject to possible redemption amount	—	(26,444,205)	(26,444,205)
Net income	3,396,132	—	3,396,132
Balance - March 31, 2021 (Unaudited)	$5,000,005	$(24,303,079)	$(19,303,073)
Shares subject to possible redemption	5,398,349	(5,398,349)	—
Forfeiture of Class B ordinary shares	—	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—
Net loss	$(5,398,351)	$—	$(5,398,351)
Balance - June 30, 2021 (Unaudited)	$5,000,003	$(29,701,427)	$(24,701,424)

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company. The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per common share is presented below for the Affected Quarterly Periods:

	EPS for Class A ordinary shares (redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period from January 21, 2021 (Inception) Through March 31, 2021
Net income	$3,396,132	$—	$3,396,132
Weighted average shares outstanding	$29,090,127	$(20,290,127)	$8,800,000
Basic and diluted earnings per share	0.00	0.21	0.21
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(5,398,351)	$—	$(5,398,351)
Weighted average shares outstanding	$23,417,072	$7,582,928	$31,000,000
Basic and diluted earnings per share	0.00	(0.14)	(0.14)
Form 10-Q (June 30, 2021) - For the Period from January 21, 2021 (Inception) Through June 30, 2021
Net loss	$(2,002,219)	$—	$(2,002,219)
Weighted average shares outstanding	$28,658,536	$(7,310,710)	$21,347,826
Basic and diluted earnings per share	0.00	(0.07)	(0.07)

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	EPS for Class B ordinary shares (non-redeemable)
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the Period from January 21, 2021 (Inception) Through March 31, 2021
Net income	$3,396,132	$—	$3,396,132
Weighted average shares outstanding	$8,045,678	$(488,353)	$7,557,143
Basic and diluted earnings per share	0.42	(0.21)	0.21
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(5,398,351)	$—	$(5,398,351)
Weighted average shares outstanding	$5,757,485	$1,992,515	$7,750,000
Basic and diluted earnings per share	(0.94)	0.80	(0.14)
Form 10-Q (June 30, 2021) - For the Period from January 21, 2021 (Inception) Through June 30, 2021
Net loss	$(2,002,219)	$—	$(2,002,219)
Weighted average shares outstanding	$9,255,605	$(1,589,456)	$7,666,149
Basic and diluted earnings per share	(0.22)	0.15	(0.07)

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 held outside of the Trust Account.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of September 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the condensed statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 31,000,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income per Ordinary Shares

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months		For the Nine Months
	Ended September 30, 2021		Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,772,555	$943,139	$2,075,724	$637,751
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,000,000	7,750,000	25,055,777	7,698,207
Basic and diluted net income per ordinary share	$0.12	$0.12	$0.08	$0.08

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space, administrative, support and consulting services provided to members of the management team or to the Company. For the three months ended September 30, 2021 and the period from January 21 (inception) through September 30, 2021, the Company incurred $120,000 and $280,000 of such expenses, respectively, which is recognized as general and administrative expenses – related party in the accompanying unaudited condensed statements of operations, respectively.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In connection with the consummation of the Over-Allotment on March 16, 2021, the underwriters were entitled to an additional fee of $200,000 paid upon closing, and $350,000 in deferred underwriting commissions.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 31,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering and sale of Over-Allotment Units	$310,000,000
Less:
Fair value of Public Warrants at issuance	(9,300,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,144,205)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	26,444,205
Class A ordinary shares subject to possible redemption	$310,000,000

Note 7 — Derivative Warrant Liabilities

As of September 30, 2021, the Company had 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021, there were 31,000,000 Class A ordinary shares issued and outstanding. All Class A ordinary shares subject to possible redemption have been classified as temporary equity (see Note 6).

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,010,115	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,510,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,906,000	$—

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

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of September 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework. For the three months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021, the Company recognized a charge to the condensed statements of operations resulting from an increase in the fair value of liabilities of $5.3 million and $4.5 million presented as change in fair value of derivative warrant liabilities in the accompanying unaudited condensed statements of operations, respectively.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

March 12, 2021 (initial
measurement) and
March 16, 2021 (over-
allotment exercise)
Stock price	$9.70
Volatility	14.0%
Term to M&A (years)	1.0
Risk-free rate	1.08%

The change in the fair value of the derivative warrant liabilities, measured using significant Level 3 inputs, for the period from January 21, 2021 (inception) through September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants at March 12, 2021	14,460,000
Issuance of Public and Private Placement Warrants at March 16, 2022	420,000
Change in fair value of derivative warrant liabilities	(4,133,330)
Derivative warrant liabilities at March 31, 2021	$10,746,670
Transfer of Public Warrants to Level 1	(6,716,670)
Transfer of Private Placement Warrants to Level 2	(4,030,000)
Derivative warrant liabilities at June 30, 2021	$—
Derivative warrant liabilities at September 30, 2021	$—

Note 10 — Subsequent Events

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $1.0 million in our operating bank account and working capital of approximately $1.3 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and activities in connection with pursuing an initial Business Combination. We do not expect to generate any operating revenues until the closing and completion of our initial Business Combination.

For the period from January 21, 2021 (inception) through September 30, 2021, we had net income of approximately $2.7 million, which consisted of a non-cash gain of approximately $4.5 million from the change in fair value of derivative warrant liabilities, and approximately $10,000 of income from investments in the Trust Account, partially offset by approximately $947,000 of general and administrative expenses, $280,000 of general and administrative expenses - related party, and approximately $534,000 in financing costs associated with the derivative warrant liabilities.

For the three months ended September 30, 2021, we had a net income of approximately $4.7 million, which consisted of a non-cash gain of approximately $5.3 million from the change in fair value of derivative warrant liabilities and approximately $5,000 of income from investments in the Trust Account, partially offset by, approximately $460,000 in general and administrative expenses, and $120,000 general and administrative expenses - related party.

Contractual Obligations

Administrative Support Agreement

Commencing on the effective date of the registration statement on Form S-1 related to the Initial Public Offering through the earlier of consummation of the initial Business Combination and our liquidation, we will reimburse the Sponsor for office space, administrative, support and consulting services provided to members of the management team or to us in the amount of $40,000 per month.

We incurred approximately $120,000 and $280,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended September 30, 2021 and the period from January 21, 2021 (inception) through September 30, 2021, respectively.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date.As of September 30, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering.  Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received.  Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statements of operations.  Offering costs associated with the Class A ordinary shares were charged to the initial carrying value of Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 31,000,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net income (loss) per ordinary shares

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.Controls and Proedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of material weaknesses in our internal control over financial reporting related to the accounting of complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained. Additionally, the material weaknesses could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

We have identified a material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement (as defined below), after discussion with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited balance sheet as of March 12, 2021. See “ —Our Public Warrants and Private Placement Warrants are accounted for as liabilities and the changes in value of our Public Warrants and Private Placement Warrants could have a material effect on our financial results.” As part of that process, we identified a material weakness in our internal controls over financial reporting related to the accounting of complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate our previously issued audited balance sheet as of March 12, 2021 filed as Exhibit 99.1 to our Current Report on Form 8-K filed with the SEC on March 18, 2021 and the unaudited interim financial statements included in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2021 and June 30, 2021, filed with the SEC on June 2, 2021 and August 16, 2021, respectively, to classify all Class A ordinary shares subject to possible redemption in temporary equity.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our Public Warrants and Private Placement Warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 10,333,333 Public Warrants and 6,200,000 Private Placement Warrants, and determined that the Public

Warrants and Private Placement Warrants should be reclassified as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Form 10-Q are derivative liabilities related to embedded features contained within our Public Warrants and Private Placement Warrants. Accounting Standards Codification 815-40, "Derivatives and Hedging —Contracts on an Entity's Own Equity", provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Public Warrants and Private Placement Warrants each reporting period and that the amount of such gains or losses could be material.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults upon Senior Securities

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

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

Dated: November 19, 2021	AGILE GROWTH CORP.

	By:	/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer, Chief Financial Officer and Director