Form 10-K
period 2021-12-31
Agile Growth Corp.
filed 2022-03-25
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from January 21, 2021 (inception) through December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

AGILE GROWTH CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40186	98-1562072
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

Riverside Center 275 Grove Street, Suite 2-400 Newton, MA	02466
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (617) 663-5997 Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	AGGRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	AGGR	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGGRW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting ordinary shares held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrants most recently completed second fiscal quarter), was approximately $300,390,000 (based on the closing sales price of the ordinary shares on June 30, 2021 of $9.69)

As of March 25, 2022, 31,000,000 Class A ordinary shares, and 7,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) , were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted prior to the consummation of the initial public offering;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to the initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);
●	“initial shareholders” are to all of our shareholders immediately prior to the date of the final prospectus related to our initial public offering, including all of our officers and directors to the extent they hold such shares;
●	“management” or our “management team” are to our executive officers and directors;
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“private placement warrants” are to the warrants to be issued to our sponsor in a private placement simultaneously with the closing of the initial public offering and upon conversion of working capital loans, if any;
●	“public shares” are to our Class A ordinary shares sold as part of the units in the initial public offering (whether they are purchased in the initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;
●	“sponsor” are to Agile Growth Sponsor, LLC, a Delaware limited liability company;
●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent that they are no longer held by the initial purchasers of the private placement warrants or their permitted transferees; and
●	“we,” “us,” “our,” “company” or “our company” are to Agile Growth Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial business combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

v

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
●	If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this the IPO, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.
●	Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
●	If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

PART I

Item 1.Business

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this Report as our initial business combination.

While we may pursue an initial business combination in any industry, sector or geographic region, we intend to focus our search initially on businesses in the technology industry, including pure software and software-enabled businesses such as infrastructure and horizontal and vertical enterprise application software, healthcare IT (“HCIT”), financial technology (“fintech”), robotics/automation, and education technology, as well as potential additional software and technology segments that may provide the opportunity to unlock the value of a private company and and provide opportunities for an attractive risk-adjusted return to our shareholders, such as analytics and machine learning, security and games.

Our tenured management team and board of directors have worked extensively across the technology industry and have hundreds of combined years of experience building relationships, leading transformational companies and driving outsized shareholder return. We believe their skills and expertise give us a distinct advantage in sourcing and acquiring the right target company and operating it efficiently and effectively in the public market. Our approach is to (i) be disciplined and balanced in the selection process, (ii) reinforce and support management teams to make impactful decisions with an eye toward growth and strong investor returns, and (iii) be passionately focused on operating excellence, effecting outcomes and managing like owners. Although we are not limited in our approach, we are driven to find the right company that can develop and thrive as a newly-formed public company and benefit from our operational expertise and a significant infusion of capital. We are experienced enterprise technologists and operators who seek to partner with top innovators and thinkers in our field.

Leveraging our team of respected and experienced leaders will allow us to generate ideas and identify a target company that we believe will be an attractive partner and can benefit quickly from our collective experience. We expect our deep expertise will be critical to providing ongoing value to the management team of the target after the completion of the business combination transaction, through board representation or otherwise, and to drive long-term shareholder value. We will employ our operational expertise and our relationships in support of a company’s management team to accomplish their goals. We believe our commitment and entrepreneurial approach to partnership distinguishes us and that our network, market knowledge, operational excellence and expertise as operators will drive near and long-term results.

Each of our direct management team and board of directors have been engaged and involved as former management to large private and public technology, and more specifically, software-focused businesses for the entirety of their careers. Additionally, each member of our management team and board of directors has been very active in scaled M&A as a part of their operating careers. Because of this, each management member and director represents a different perspective in the sourcing and the diligence of target companies. Our founder Jay Bhatt, who has public and private company CEO expertise, has very recently co-led software investing as a partner at a large, well-known private equity firm where he successfully invested in numerous technology and software companies, some of which have had successful realizations. Jay intends to apply the intensity of an operator’s business perspective with that of an investor’s underwriting and diligence thoroughness to target an exceptional investment that he believes will have the highest probability of delivering top-tier shareholder returns.

We also want to call attention to the strength and operator-centric board of directors that we have assembled. Each independent director has either run or had significant involvement in large publicly traded technology and software companies. Each has driven compelling growth and transformation at the companies that they have presided over. Additionally, the background of our board spans all elements of operations—from sales to marketing to product management and development to finance. From a sourcing perspective, each director brings a unique technology and software segment expertise that serves to supplement and complement the core areas of sourcing expertise and pipeline that our management team enjoys.

While the software landscape has been progressing and evolving for many years, the COVID-19 pandemic has accelerated digital transformation globally. For this reason, we believe now is the right time to further explore sponsoring a compelling technology company in the public market. We believe there is a robust pipeline of high-quality software-focused companies that are ready to take advantage of the opportunities that the public market has to offer. We believe that the software market offers a large and growing investment opportunity for public investors and that our management team and board of directors’ distinctive background and vast network of technology leaders provide them with a differentiated opportunity to source a target, validate its technology and consummate a business combination.

Our Management Team

Our Founder, Chief Executive Officer, Chief Financial Officer, and Director, Jay Bhatt is an experienced global technology leader and a former managing director/partner in the private equity investment space. Most recently, Jay served as chief executive officer and lead board member (and previous to this, one of the lead investors) of Alfresco Software, an open-source software company, from 2019 to 2020. Prior to this, Jay was a managing director and partner at Thomas H. Lee Partners, a large private equity investment firm and former majority owner of Alfresco, from 2016 to 2019, where he co-led technology and software investing. Prior to Thomas H. Lee Partners, Jay was president and chief executive officer at Blackboard Inc., a global educational technology company, and president and chief executive officer of Progress Software Corporation (NASDAQ: PRGS), a global infrastructure software company. Jay also spent many years at Autodesk, Inc. (NASDAQ: ADSK), a design, engineering and gaming software company, where he led the largest business unit (the Architecture, Engineering, & Construction Division). Prior to Autodesk, Jay was an investment banker at Montgomery Securities (now known as Bank of America Securities or BofA Securities). Jay started his career as a transactional attorney. Jay is a former board member of a number of private and public software companies, including Alfresco Software, Nextech, Juvare, Auction.com, Ten-X Commercial, MHS, Blackboard, and Progress Software. Additionally, Jay is a board member at a non-profit called Cradles to Crayons, which provides resources such as school supplies and clothing to homeless and low-income children. Jay has an undergraduate degree in arts & sciences from the University of Pennsylvania and a J.D. from the UCLA School of Law.

Our Chief Strategy Officer and Director, John Newton has had a 40-year, influential career in information management, founding two large, successful, content management companies over his career. John previously served as CTO for Alfresco Software which he founded in 2005 to bring open source and cloud native technology to the Content Services market. Prior to Alfresco, in 1990, John co-founded Documentum (formerly NASDAQ: DCTM), an Enterprise content management company that eventually sold to EMC Corporation (formerly NYSE: EMC) for $1.7 billion in 2003. In addition to his extensive experience founding and operating software companies, John has also been recognized as a leader in his field and holds numerous positions of influence and distinction. John was elected the Chairman and Fellow of the Information Management Industry Organization, AIIM, and named a Technology Pioneer at the World Economic Forum in Davos.

Our Chief Sourcing Officer, Antonio Aquilina is an experienced corporate development and M&A executive with deep experience across the software industry. Previously, Tony served as a Business Development lead and Senior Advisor at large private equity firm Thomas H. Lee Partners, where he drove software deal sourcing. He was additionally a member of the Alfresco Software Board of Directors. Prior to these roles, Tony served as Vice President of Corporate Development at Avid (NASDAQ: AVID), a computer software company that makes innovative technology and collaborative tools for artists and entertainers. Additionally, Tony served as Senior Vice President of strategy and corporate development for Progress Software Corporation (NASDAQ: PRGS) from 2012 to 2015. In this capacity, Tony was responsible for managing the Company’s strategic planning process and for identifying and executing investments and acquisitions in support of Progress’ strategic goals and objectives. Tony also held various corporate development roles at Autodesk (NASDAQ: ADSK) over the course of 6 years, and began his career at Hewlett-Packard (NYSE: HPQ) before spending almost 4 years as a Principal at Broadview International.

Our Chief Technology Officer, Tony Grout has significant experience leading software products for collaboration, developer tools, and communication, messaging and medical software products. Tony currently serves as Chief Product Officer for Showpad alongside his CTO role for Agile Growth Corp. During 2021, Tony successfully lead Miro’s (ReatimeBoard, Inc.) first drive in to the enterprise market. Before Miro from 2019 to 2021, Tony served as the Chief Product Officer at Alfresco Software, where he moved the product into the Gartner Leader Quadrant in 2020. Prior to his position at Alfresco, Tony lead the EMEA enterprise product field services team for Atlassian (NASDAQ: TEAM), a software development tools company, from 2017 to 2019, was Head of Agile/DevOps Transformation at Lloyds Banking Group (NYSE: LYG), a retail and commercial bank, from 2015 to 2017, Head of Product Agility Transformation at Scale at Skype, a digital messaging company, and also Head of Agile Product Transformation at Microsoft Lync (NASDAQ: MSFT), a digital messaging company, from 2013 until 2015, and held various positions at IBM (NYSE: IBM).

Our Chief Administrative Officer, Sally Baraka is a global C-level advisor for private equity backed and public software companies with expertise in international technology transactions, data privacy, M&A and IP monetization strategies. Sally has worked in a variety of roles across the software industry and most recently was General Counsel and Board Secretary at Alfresco Software in 2020. Prior to Alfresco Software, Sally was Senior Vice President and General Counsel at Paycor from 2018 to 2019, Vice President and General Counsel at Sparta Systems from 2013 to 2018, and Senior Commercial Counsel at Box, Inc. (NYSE: BOX) from 2012 to 2013.

Our Independent Directors

In addition to an exceptional management team, our board of directors will be integral to our selection process, business combination, and operating philosophy, among other things. Our board combines an extensive history in the technology industry as a diverse group of executive operators and seasoned investors, and each of our directors brings depth of understanding and deep contacts in one or more of our target investment segments. Our board of directors includes:

●	Steven Alesio—Steve has more than 30 years of experience leading, transforming, and investing in public and private companies. He is currently a board member of two private companies: Syndgio Inc. and Vita Technologies. He is a former board member of CDW Corporation (NASDAQ: CDW), Artius Acquisition (NASDAQ: AACQ), Teaching Strategies, and Alfresco Software. From 2010 to 2017, Steve served as an Operating Partner at Providence Equity Partners L.L.C., a global asset management firm. Prior to joining Providence Equity, Steve served in various senior leadership positions at Dun & Bradstreet (formerly NYSE: DNB) from 2001 to 2010, a provider of credit information on businesses and corporations. While there, he was appointed to both Chief Executive Officer and Chairman of the Board, holding those positions until his departure in 2010. Steve also spent 19 years with the American Express Company (NYSE: AXP), where he served in marketing and general management roles.
●	Carol Bartz—Carol has extensive experience leading complex global technology companies. While CEO of Yahoo! (formerly NASDAQ: YHOO) from 2009 to 2011, Carol modernized technology platforms, acquired companies for expansion, divested businesses for focus, ignited partnerships, cut costs, expanded margins and grew the consumer audience. Prior to Yahoo!, she transitioned after 14 years of successfully leading Autodesk, Inc. (NASDAQ: ADSK) as CEO to the Executive Chairman role. Earlier in her career Carol held several business leadership positions at Sun Microsystems (formerly NASDAQ: SUNW) as an executive officer of the company. Carol served as Chairman of the Board of Caliva, which was acquired by Subversive Capital Acquisition Capital in the largest Cannabis SPAC to date in January 2021, launching The Parent Company, California’s largest vertically integrated cannabis operation. Carol now serves on the board of The Parent Company, and has served on many other public company boards, including Intel (NASDAQ: INTC), Cisco Systems (NASDAQ: CSCO), Cadence Design Systems (NASDAQ: CDNS), Airtouch (formerly NASDAQ: ATCH), BEA Systems (formerly NASDAQ: BEAS), NetAPP (NASDAQ: NTAP) and the NYSE. Carol is known for her strong leadership style and is frequently featured as a prominent business leader in the tech industry, and more recently in the rapidly growing cannabis industry.
●	John Egan—John is lead director at NetScout Systems (NASDAQ: NTCT), lead director at Verint (NASDAQ: VRNT), Chairman of the Board at Progress Software Corporation (NASDAQ: PRGS), and a board member at Trilio, Inc. John is the founding managing partner of Egan-Managed Capital, L.P. (founded January 1992), a Boston-based technology venture capital firm, as well as a managing partner of Carruth Associates since 1998. John was a member of the board of directors at EMC Corporation (formerly NYSE: EMC) from 1992 to 2016, and served as the Chairman of the M&A Committee and Finance Committee. Additionally, John was an executive at EMC from 1986 to 1998, where he held positions such as executive vice president of operations, executive vice president of products and offerings, and executive vice president of sales and marketing. Additionally, he was a former board member at VMWare (NYSE: VMW).
●	James Heppelmann—Jim has been the president and chief executive officer of PTC, Inc. (NASDAQ: PTC), a publicly-traded computer software company, since 2010 and is responsible for driving PTC’s global business strategy and operations. Jim joined PTC in 1998 when the company acquired Windchill Technologies, where he was co-founder, chief technology officer, and vice president of marketing from 1996 to 1998. Since joining PTC, Jim has served in various leadership roles prior to his role as president and chief executive officer at PTC, including chief operating officer, chief product officer and chief technology officer. Previously, Jim served as chief technology officer of Metaphase Technology from 1992 to 1996 and held various positions at Control Data Corporation from 1985 to 1992. In addition to serving on PTC’s board of directors since 2008, Jim has served on the board of directors of Sensata Technologies Holding plc (NYSE: ST), an automotive and industrial sensor company, since 2014. Jim is also a member of the Massachusetts Technology Leadership Council’s Board of Trustees, and serves on the Dean’s advisory board at the University of Minnesota College of Science and Engineering.
●	Philip Pead—Phil is a technology executive, advisor, and board member with over forty years of leadership experience in the healthcare IT and software industries and was the President and Chief Executive Officer of Progress Software Corporation (NASDAQ: PRGS) from 2012 to 2016. Phil also held other roles within Progress Software Corporation from 2011 to 2012, including Chairman of the Board and a Company Director. He was also former Chairman of the Board of Directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX) from 2010 to 2012, President and Chief Executive Officer of Eclipsys Corporation from 2009 to 2010, and President and Chief Executive Officer of Per-Se Technologies Inc. from 2000 to 2007, and has been a managing partner of Beacon Point Partners LLC since 2007. Phil is a current board member of Change Healthcare (NASDAQ: CHNG) and Modernizing Medicine.

Notwithstanding the foregoing, past performance of our management team and the members of our board of directors is not a guarantee (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or members of our board of directors as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and transactions that were unsuccessful. Our management team and members of our board of directors have limited prior experience in operating blank check companies or special purpose acquisition companies. For a list of our directors and executive officers and entities for which a conflict of interest may or does exist between such directors and executive officers and the company, please refer to the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Advisor to Our Sponsor

Carl Bass serves as an advisor to our sponsor. Carl is a board member for public technology companies and has held multiple executive roles in the technology industry. Carl was the President and CEO of Autodesk, Inc. (NASDAQ: ADSK) from 2006 to 2017. He spent 24 years at Autodesk where he held a series of executive positions including chief technology officer and chief operating officer. A maker of professional 3D design software and consumer applications by trade, Carl has been credited with expanding Autodesk beyond its core AutoCAD software through acquisitions and new product developments and transitioning from 2D to 3D model-based design. Prior to Autodesk, Bass co-founded Ithaca Software and Buzzsaw.com (both acquired by Autodesk). Bass currently serves on the board of directors of leading technology companies like Zendesk (lead director, NYSE: ZEN), Box, Inc. (NYSE: BOX), Arris Composites, Built Robotics, Bright Machines, Formlabs, nTopology and Planet Labs. He also serves on the board of trustees of the California College of the Arts; and on the advisory boards of Cornell Computing and Information Science, UC Berkeley School of Information, and UC Berkeley College of Engineering.

Business Strategy

Technology is Changing the Way We Live and Work

We believe the impact of digital transformation, which is the use of technology to radically improve the performance or scale of businesses, will continue to grow as companies need to evolve their customer experience, operational processes, IT infrastructures, and business models. In the last decade this transformation has grown increasingly complex, with a new slate of technological and competitive possibilities coming to market. Many of these technologies have become generally available to the market before companies completed transitioning to or mastering the technologies that came previously. With new advances, including artificial intelligence and machine learning, mobility, and cloud computing, the opportunity for technology companies serving these needs has never been greater, and we believe this trend will continue to generate significant value on a global scale.

Amidst the technological innovations and the continued digitization of the economy brought about by digital transformation, legacy business models that fail to adapt will eventually cease to exist while innovators will be rewarded with outsized opportunities. Major technological shifts are happening across all sectors, changing the ecosystems of buyers and sellers and dis-intermediating entire industries out of existence. This and platform-led business models drive the creative destruction of traditional companies.

Technology companies that create the greatest value are the ones that fundamentally change business value and business processes. Technology with clear value creation, rather than technology for technology’s sake, will survive and thrive. Due to the current COVID-19 pandemic, IT leaders have been forced to reprioritize their strategic roadmaps and focus on investments in the rapid transformation of their enterprise quickly.

The Opportunity

We believe the driver of digital transformation is and will be concentrated in the large and growing enterprise software market. Gartner estimated that “the enterprise software market grew 11.5% in 2019 to over $480 billion, confirming its status as the fastest growing IT macro segment and one of the most dynamic”.

According to CB Insights and Crunchbase data, as of January 2021, there are more than 525 private companies with a post-money valuation of $1 billion or above around the world, with almost half of these companies residing in the software sector (approximately 250 or about 47%). Among this list, 337 (64%) have a post-money valuation within $1 billion to $2 billion, which is our target size for an acquisition. The companies in our target sectors are addressing massive market opportunities both within enterprise software and in other technology segments that are rapidly undergoing digital transformation, with several sector examples including but not limited to horizontal and vertical enterprise application software, enterprise infrastructure software, HCIT, robotics/automation, fintech, education technology, analytics and machine learning, security and games. In 2020, the global spending for horizontal enterprise application software was projected to reach $209 billion according to Gartner, the global spending for enterprise infrastructure software was projected to reach $284 billion according to Gartner, the end-user spending for the global HCIT market was projected to reach $92 billion according to IDC, the end user spending for the global education IT market was projected to reach $73 billion according to IDC, and the market-value for the global fintech market was projected to reach $122 billion according to The Business Research Company. This aggregate total addressable market of over $770 billion represents a sizeable pipeline for our effort. Also, importantly, we believe robotics and automation are changing the very nature of business intelligence and processing and will be of vital importance when we consider the nature of digital transformation. We believe this market to be robust and to be an area of focus for us.

Global VC investment has increased rapidly over the past decade. According to data published by PitchBook, since 2010 venture capital deal activity in the United States has increased by 391%, from $31.8 billion in 2010 to $156.2 billion in 2020. Historically, VC investment has been spread widely, with over 32,000 companies receiving venture funding in 2019 alone, per Crunchbase News. However, according to PitchBook, from 2019 to 2020, the number of deals decreased 0.25%, while total deal value increased by 13.1%. In addition, a record 321 mega-deals closed in 2020 compared to just 46 in 2011. This trend highlights the increasing capital needs that private companies face, and the need for additional sources of capital aside from the historical VC investment source.

PE investment has also scaled dramatically over the course of the past decade to meet this private company capital need, with key trends indicating an increase in technology investing, and an acceleration in investment from nontraditional investors (PE, sovereigns, corporates, hedge funds). According to PitchBook, U.S. private equity deal volume has increased from $279 billion in 2010 to an estimated $708 billion in 2020, representing a 154% increase. During this same period, information technology as a percentage of total private equity deal volume increased from 12% to 24% equating to a 317% increase in total information technology deal volume. These PE and nontraditional investors have shifted toward shorter hold times in an effort to realize faster liquidity, as these different profile investment capital sources seek investment realizations on different timetables (dictated by different investment models, underwriting criteria, and fund lives, among other factors). According to data published by PitchBook, the median holding time of private equity owned assets has continued to decline. Holding periods were down to 4.9 years at the beginning of 2020, the first sub-five-year median holding period since 2011, and down from a peak hold time of 6.2 years in 2014. Additionally, though median holding periods for private equity owned assets has remained relatively steady through 2020, long held assets (those with a holding period of seven years or greater) accounted for a diminished proportion of exit activity, further emphasizing the trend towards faster realizations.

While private capital investing accelerated in recent times, between 2010 and 2019 an average of only 37 technology companies went public per year. This represents a 77% drop from an average of 159 technology companies that went public each year during the 1990s, according to data from Jay Ritter at the University of Florida. According to the same dataset, the average market capitalization calculated using all shares outstanding of a venture-backed IPO was approximately $540 million in 2010; it was $3.2 billion in 2019. Based on this, we believe fewer companies are able to access the regular IPO market, and far larger capital access is necessary when accessed. Additionally, we believe the gap left in public capital funding by this trend disproportionately effects enterprise value businesses between $1 billion and $2 billion, which is the target company base for Agile Growth Corp.

Traditionally, there have been two paths available for private companies to achieve liquidity for their shareholders—an IPO or a sale of the company. While these paths are well understood, we believe the number of companies that would benefit from an IPO event exceeds the current pace of IPO activity. As the above data shows, over the past two decades, promising private technology companies have seen an uptick in capital investment—VC, private equity, and non-traditional investor groups have all accelerated their investing in operating companies throughout the 2000s. This has resulted in more viable private companies, and more private companies that have increasing needs to access differentiated capital sources. However, these investments have come from various types of investors and at different stages of a company’s growth timeline. Newer forms of private investment in technology companies (PE, sovereigns, corporates, and hedge funds) invest differently compared to the former angel and VC investors that dominated technology private company investing 20 plus years ago, due to fund dynamics, different underwriting criteria, and other factors. This capital structure dynamic blends investor hold timelines and liquidity preferences and muddles an appropriate strategy and structure to monetize an investment. We think this mismatch of investor type and holding preference presents an opportunity to alleviate the pressure on companies to go public while giving investors the opportunity to reach their liquidity goals. Regular way access to the public capital markets for private technology companies with respect to timing and liquidity availability to legacy shareholders is problematic given the above volume.

To this end, we believe that SPACs are charting a new potential path for private technology companies to join the public markets and access extended capital sources. Since January 1, 2020, according to data screens of public filings, over 115 U.S. listed SPACs have successfully announced or completed a business combination (which includes the estimated number of SPACs with IPO sizes over $100 million that have announced or completed a business combination, as of January 31, 2021), and the share price of the SPACs that have completed a business combination (calculated from their date of the IPO to January 31, 2021, and assuming shares are offered at $10.00 per share at IPO) has increased approximately 62% on average from the date of their IPO, demonstrating to us that a SPAC can be a viable investment vehicles to create wealth for its stakeholders and the target company.

Furthermore, an initial business combination with Agile Growth Corp. could provide a potential target company with benefits, including, we believe, a faster route to public markets with reduced management distraction (significantly decreases time to IPO), and could be a better option for upfront liquidity than a traditional IPO, with approximately 49% of SPAC business combinations providing upfront liquidity to selling shareholders since January 2020 versus traditional IPOs, of which, approximately 17% of traditional IPOs that have priced from January 1, 2020 to January 31, 2021 had a secondary component. We believe the additional benefits of a combination with Agile Growth Corp. include a currency for potential acquisitions and a valuable and collaborative partnership with our industry-leading management team and board of directors. Additionally, we believe the SPAC process provides institutional investors with the ability to better understand a company’s business model and future business prospects due to the permitted disclosures and projections compared to a regular way IPO, so that the target company can be valued on the most accurate metrics with a longer-term outlook.

According to McKinsey & Company, research strongly suggests that operators make a meaningful difference in SPAC performance. Specifically, this research shows that SPACs whose leadership has former C-suite operating experience have tended to outperform traditional IPOs, market indices, and investor-led SPACs. We believe our operator-led management team and board of directors presents an exceptional track-record of operations leadership across executive positions and is well-poised to deploy that experience throughout the target search process, due diligence, and operating of the combined company.

In our view, the combination of speed to market, upfront liquidity to existing shareholders, company transparency and pricing certainty, coupled with the deep experience and mentorship from our management team and board of directors, presents a compelling reason for a private technology company to pursue a merger with us. We believe the current market dynamics noted above create an opportunity for us to explore an initial business combination with a target and help drive long-term return for all shareholders by leveraging our operational and financial experience.

Nevertheless, there are inherent risks involved in investing in a SPAC. Please see “Risk Factors” for a discussion of these and other risks related to our business. An investment in a SPAC and the past performance of our management and board of directors does not indicate (i) success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical performance record of our management team or members of our board of directors, or the performance of other SPACs, as indicative of our future performance.

Our Mission

While we will not be limited to a particular industry or geographic region, we plan to leverage our deep and extensive network of relationships across the technology industry to identify and complete a business combination with a software-driven technology company that complements the experience of our management team and board of directors, can benefit from our collective operational expertise, and can competitively capitalize on the influx of new investor capital and public market listing that our sponsorship brings. We seek to bring synergistic benefits to the acquired company by leveraging our management and board’s domain expertise, proven track record in value creation for shareholders, differentiated attention to the massive roll-up opportunities in software, and deep personal and professional networks to help the company grow organically and via acquisitions.

●	Optimizing the operations of technology companies: Our management team and board of directors have hundreds of combined years as operators in the software space and a proven track record of improving the operating profile of what we view as some of the most impactful businesses in the technology industry. In this capacity, they have led transformations and improvements at the highest levels across the technology sector and we believe this valuable skillset and experience will prove to create value for the target company and its shareholders. The background of our management and board spans all elements of operations—from sales to marketing to product management and development to finance.
●	Ability to mentor and support exceptional executives: Our management team and board of directors have served on numerous public and private boards within the technology sector. They have overseen acquisitions, driven global growth, improved operations, and navigated complex governance challenges while on these boards. Specifically, our board of directors and have been selected for their strong technology and software segment expertise, operational leadership experience, and maturity as it relates to public company board representation. We believe we represent a group of highly qualified and experienced executives that are qualified to sit on the target board of directors once it becomes a public company and that our management team and board of directors will bring the experience required to help guide a target company in its entrance into the public markets.
●	Network access for target company: Our management and board have extensive commercial and professional networks given the length of careers each has enjoyed in the technology and software industry. Access to this network represents an opportunity for our target company in numerous industries from a go to market standpoint, with scaled and unscaled technology and industry business partners, and with future institutional investors as the target matures into a public company.
●	Maximizing the value of becoming a publicly traded company: As a public company, we believe there are numerous benefits we hope to offer to our stakeholders. These potential benefits that we hope to offer include, but are not limited to, (i) greater liquid equity for the company’s organic growth and accretive acquisitions, (ii) more visibility and stronger branding among the company’s customers, (iii) improved access to debt and equity capital markets, and (iv) more tangible incentives for employee stock compensation, which can play a key role in attracting and retaining top talent in the technology industry.

Business Combination Criteria

Consistent with our business strategy, the following general criteria and guidelines have been identified as important in evaluating prospective target businesses. These criteria and guidelines will be used in evaluating acquisition opportunities. It is possible that we may decide to enter into an initial business combination with a target business that does not meet these criteria and guidelines. When candidate companies are being evaluated, we expect to use the following, non-exclusive criteria for determining opportunities, and intend to approach each target we consider through an intensive diligence process that combines our collective operational perspectives, coupled with a data analysis orientation that is less typical in strategic acquisitions and more typical in the world of “private equity” (some of our management’s more recent experiences).

●	Focus on technology, including software-enabled businesses driving digital transformation. Based on our management and board’s experience, our belief is that we will have access to deal flow and a competitive advantage in negotiating a business combination with potential targets in the technology industry, and that our extensive experience and vast network of technology leaders provides us with a differentiated opportunity to source a target, validate a potential target’s technology, consummate a business combination with the target and help sell the target’s products and services into enterprise organizations. We intend to seek out a company that demonstrates value that has been either underestimated or undiscovered by the market based on our analysis.
●	Growth at the core. The software market is home to many high growth companies benefitting from the increasing pace of digital transformation. Given the recent years of technology and software deal sourcing that some of our management team have been involved in, and the visibility into multiple software and technology segments that our board of directors have, we believe we can unearth a plethora of high-quality growth targets.
●	Attractive total addressable market with potential for expansion. The technology sector is far reaching and its addressable market continues to encapsulate an expanding set of industries. We envision our total addressable market to be over $770 billion in the aggregate within the industries we will target such as horizontal and vertical enterprise application software, enterprise infrastructure software, HCIT, fintech, robotics/automation and education technology, as well as potential additional software and technology segments that may provide the opportunity to unlock the value of a private company and provide opportunities for an attractive risk-adjusted return to our shareholders, such as analytics and machine learning, security and games. We believe an attractive target has significant embedded and/or underexploited expansion opportunities that can address far-reaching segments of the technology market. This can be accomplished through a combination of accelerating organic growth or finding attractive add-on acquisition targets.
●	Companies with dependable business models that have the potential to further improve their performance under our guidance. Our goal is to enter a combination with a company that generates revenue from recurring and predictable sources, such as subscription revenue or companies that utilize a low friction selling motion with efficient unit economics. This should help create a more predictable revenue stream and translate into greater visibility for projected financials. Other important business model dynamics, such as large TAMs supporting high new sales/bookings growth, high LTV to CAC ratios, high velocity sales motion that compliments an enterprise sales motion, high gross and net retention, world class gross margins, and high barriers to entry are some of the many key components we will be looking for.
●	Differentiated technology solution. We fundamentally believe that a potential target must provide a differentiated technology that has optimal product-market fit. Additionally, we believe there is unrealized potential where a demonstrated capability has yet to be perfectly matched with an end market, blocking the target from realizing its true value. Our management and board are technically oriented executives, and are able to distinguish differentiated and undifferentiated technology solutions. Furthermore, we hope that management and board’s vast end market experience and network will help to unlock our target’s true technology value through better access to multiple untapped end markets.
●	Inorganic opportunities. Our management and board of directors have presided over an extensive number of M&A deals as operators, board members and investors. In technology and software markets, inorganic growth is an important lever, but is best implemented by a company with the proper discipline and experience. If a company lacks the proper experience and discipline, this can result in a subtraction by addition scenario. We intend to complement the management team of our target with M&A experience, ideas, process knowledge and analysis, so as to take advantage of this very important growth lever.
●	May benefit from capital market access. We will seek a target that may benefit from the use of additional capital to drive growth or from a public currency to complete follow-on acquisitions to drive organic and inorganic revenue growth. Additionally, the company we seek is expected to be well received by public investors thus allowing for extensive access to the public capital markets.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which, as discussed in this report, would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Potential Conflicts of Interest

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and key employees, document reviews, and inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our management team’s operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team or board of directors may directly or indirectly own our founder shares, ordinary shares and/or private placement warrants following the IPO, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Other Considerations

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters. Our management team or board of directors is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of $299,150,000 we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreement or other forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various affiliated and unaffiliated sources, including, investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates and other affiliated sources may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor or an affiliate of our sponsor a total of up to $40,000 per month for office space, administrative, support and consulting services provided to members of our management team or to us and to reimburse our sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including and other entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management—Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

●	Under Nasdaq’s listing rules, shareholder approval would typically be required for our initial business combination if, for example: We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding;
●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

●	The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to: the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers, or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our sponsor, directors, officers, or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, and/or their affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors, or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our sponsor, executive officers, directors, or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, officers, directors, and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination. If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our sponsor’s founder shares, we would need 11,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,937,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 31,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

●	If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association: conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination. Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,600,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. The representatives of the underwriters will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the representatives of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per public share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to approximately $1,600,000 following our initial public offering and the sale of the private placement warrants held outside of the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities and Services

We currently maintain our executive offices at Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466. The cost for our use of this space is included in the up to $40,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us. We consider our current office space adequate for our current operations.

Employees

We currently have five executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirement. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.

Please see the section entitled “Proposed Business—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor owns, on an as-converted basis, 20% of our outstanding ordinary shares. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our sponsor’s founder shares, we would need 11,625,001, or 37.5% (assuming all issued and outstanding shares are voted), or 1,937,501, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 31,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, executive officers or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.

In the event that our sponsor, directors, executive officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our sponsor, directors, executive officers or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive business combinations could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,600,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,500,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our sponsor, its affiliates or members of our management team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,500,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination.

In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to elect directors. Until we hold an annual general meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Unlike some other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceeds the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor owns, on an as-converted basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual general meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 following the completion of our initial public offering and the sale of the private placement warrants will filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we are not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will be released from the trust only upon completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after our initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after our initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that was 60 days from the date of our final prospectus, unless FINRA determines that such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The fact that the underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a shareholder meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our sponsor and its permitted transferees, if any, who collectively beneficially own, on an as-converted basis, 20% of our Class A ordinary shares upon the closing of our initial public offering, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, do not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering and the sale of the private placement warrants provided us with up to $299,150,000 that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities,
●	each of which may make it difficult for us to complete our initial business combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Our proximity to our liquidation date raises substantial doubt about our ability to continue as a “going concern.”

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s ("FASB") Accounting Standards Update ("ASU") 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks Relating to our Securities

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $310,000,000 is being held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay our taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $310,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and our warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 400,000,000 Class A ordinary shares, par value $0.0001 per share, 40,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering and the partial exercise of the underwriters’ over-allotment option, there were be 369,000,000 and 32,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities—Warrants—Public Shareholders’ Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and
●	may not result in adjustment to the exercise price of our warrants.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus related to our initial public offering, or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities—Warrants —Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities—Warrants—Public Shareholders’ Warrants Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the private placement warrants are be redeemable by us as so long as they are held by our sponsor or its permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,333,333 of our Class A ordinary shares) as part of the units sold in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,200,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue ordinary shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants were issued upon separation of the units, and only whole units trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses.

Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities—Warrants—Public Shareholders’ Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The determination of the offering price of our units and the size of our initial public offering is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, include:

●	the history and prospects of companies whose principal business is the acquisition of other companies;
●	prior offerings of those companies;
●	our prospects for acquiring an operating business at attractive values;
●	a review of debt-to-equity ratios in leveraged transactions;
●	our capital structure;
●	an assessment of our management and their experience in identifying operating companies;
●	general conditions of the securities markets at the time of our initial public offering; and
●	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into on or prior to the closing of our initial public offering, our initial shareholders and their permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders, holders of our private placement warrants or their permitted transferees are registered for resale.

Risks Relating to our Sponsor and Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into on or prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full- time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors ‘other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers or directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any potential conflicts would materially affect our ability to complete our initial business combination.

Our sponsor, officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same of similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director of officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the section titled “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Our Chief Executive Officer is party to non-compete arrangements that may limit the types of companies that we can target for an initial business combination, among other restrictions, which could limit our prospects for an initial business combination or make us a less attractive buyer to certain target companies.

Mr. Bhatt, our Chief Executive Officer and Chief Financial Officer, is bound by non-compete and non-solicitation arrangements with AF Software Holdings, Inc., or Alfresco, which provides open, content management solutions focused on enterprise content management (“ECM”) and business process management. These arrangements prohibit Mr. Bhatt from acting as or performing as a chief executive officer for a software business with products focused on ECM. This may limit our ability to pursue an initial business combination with a company in the ECM space or Mr. Bhatt from assuming a chief executive position in such a business.

We do not expect to seek an initial business combination with any company in the ECM space or for Mr. Bhatt to act or perform as a chief executive officer for such a company during the restricted period without the prior written consent of Alfresco. If a court were to conclude that a violation of these arrangements had occurred, it could extend the term of the restrictions and/or enjoin Mr. Bhatt from participating in our company, or enjoin Mr. Bhatt from acting or performing as a chief executive officer for a business in the ECM space, as applicable. The court could also impose monetary damages against Mr. Bhatt or us. This could materially harm our business and the trading prices of our securities.

Even if ultimately resolved in our favor, any litigation associated with the non-compete arrangements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business.

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section entitled “Description of Securities—Certain Differences in Corporate Law—Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers or directors potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after our initial public offering ), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On January 23, 2021, the sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 1,125,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the founder shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the sponsor holding 7,750,000 Class B ordinary shares as of such date. Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,066,667 private placement warrants, at a price of $1.50 per Private Placement Warrant with the sponsor, generating gross proceeds of $9.1 million. Simultaneously with the closing of the Over-Allotment on March 16, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 private placement warrants at a price of $1.50 per Private Placement Warrant by the sponsor, generating gross proceeds to the Company of $200,000. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Certain of our officers and directors have or will have direct and indirect economic interests in us and/or our sponsor after the consummation of our initial public offering and such interests may potentially conflict with those of our public shareholders as we evaluate and decide whether to recommend a potential business combination to our public shareholders.

Certain of our officers and directors may own membership interests in our sponsor and indirect interests in our Class B ordinary shares and private placement warrants which may result in interests that differ from the economic interests of the investors in our initial public offering, which includes making a determination of whether a particular target business is an appropriate business with which to effectuate our initial business combination. There may be a potential conflict of interest between our officers and directors that hold membership interests in our sponsor and our public shareholders that may not be resolved in favor of our public shareholders. See “Management—Conflicts of Interest.”

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

General Risk Factors

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

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

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form 10-K are derivative liabilities related to embedded features contained within our public warrants and private placement warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging —Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our public warrants and private placement warrants each reporting period and that the amount of such gains or losses could be material.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (“foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. This choice-of-forum provision may also result in increased costs for a warrant holder to pursue claims under our warrant agreement. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued in our initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-third of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units weissued in our initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Since only holders of our founder shares have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.

Only holders of our founder shares have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;
●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception and the timing of our initial business combination. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules with respect to their particular circumstances.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. This may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity). We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	longer payment cycles;
●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks, natural disasters and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B.	Unresolved Staff Comments

None.

Item 2.Properties

We maintain our executive offices at Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466. The cost for our use of this space is included in the up to $40,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq. Our units commenced public trading on March 10, 2021 under the symbol “AGGRU.” Our Class A ordinary shares and warrants began separate trading on April 30, 2021, under the symbols “AGGR” and “AGGRW,” respectively.

(b) Holders

As of March 14, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On January 23, 2021 the sponsor paid $25,000, or approximately $0.003 per share, to cover certain of our offering costs in consideration of 8,625,000 Class B ordinary shares, par value $0.0001.

On March 10, 2021, we completed our initial public offering of 30,000,000 units, at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $300.0 million.

On March 16, 2021 the Company sold an additional 1,000,000 units for gross proceeds in connection with the underwriters’ partial exercise of their over-allotment option for total gross proceeds of $10.0 million

Concurrently with the closing of the initial public offering, our sponsor purchased 6,066,667 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share generating gross proceeds of $9.1 million, in a private placement that closed simultaneously with the closing of our initial public offering. Simultaneously with the closing of the over-allotment option, our sponsor purchased an additional 133,333 private placement warrants generating additional proceeds of $0.2 million. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the company does not complete an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of approximately $17.7 million (including underwriting commissions of $6.2 million and deferred underwriting commissions of approximately $10.9 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $310.0 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to our initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.[Reserved].

Not applicable.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Agile Growth Corp.,” “Agile,” “our,” “us” or “we” refer to Agile Growth Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form 10-K, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

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

The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

●	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;
●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
●	could cause a change in control if a substantial number of our Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our Class A ordinary shares and/or warrants.

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our Class A ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying financial statements, as of December 31, 2021, we had approximately $684,000 held outside the trust account that is available to us to fund our working capital requirements and approximately $310.0 million held inside the trust account. We cannot assure you that our plan to complete our initial business combination will be successful.

Liquidity and Going Concern

As of December 31, 2021, we had approximately $684,000 in our operating bank account and working capital deficit of approximately $390,000.

Prior to the completion of the Initial Public Offering, our liquidity was satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Risks and Uncertainties

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

Results of Operations

Our entire activity from inception through December 31, 2021 was in preparation for our formation and the Initial Public Offering and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 21, 2021 (inception) through December 31, 2021, we had net income of approximately $1.0 million, which consisted of a non-cash gain of approximately $4.3 million from the change in fair value of derivative warrant liabilities, and approximately $16,000 of income from investments in the Trust Account, partially offset by approximately $2.4 million of general and administrative expenses, $400,000 of general and administrative expenses - related party, and approximately $534,000 in financing costs associated with the derivative warrant liabilities.

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

We incurred approximately $400,000 in general and administrative expenses in the accompanying statement of operations for the period from January 21, 2021 (inception) through December 31, 2021.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework at each measurement date. As of December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 31,000,000 Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares outstanding for the respective period.

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from January 21, 2021 (inception) through December 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting related to the accounting of complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained. Additionally, the material weaknesses could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and warrants. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due exception established by rules of the SEC for emerging growth companies.

Item 9B.	Other Information

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspection

Not Applicable

PART III

Item 10.Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
Jay Bhatt	53	Chief Executive Officer, Chief Financial Officer and Director
John Newton	63	Chief Strategic Officer and Director
Antonio J. Aquilina	55	Chief Sourcing Officer
Tony Grout	52	Chief Technology Officer
Sally Baraka	45	Chief Administrative Officer
Steven Alesio	67	Director
Carol Bartz	73	Director
John R. Egan	64	Director
James Heppelmann	57	Director
Philip M. Pead	69	Director

Jay Bhatt, our chief executive officer, chief financial officer and director, is an experienced global technology leader and a former managing director/partner in the private equity investment space. Most recently, Jay served as chief executive officer and lead board member (and previous to this, one of the lead investors) of Alfresco Software, an open-source software company, from 2019 to 2020. Prior to this, Jay was a managing director and partner at Thomas H. Lee Partners, a large private equity investment firm and former majority owner of Alfresco, from 2016 to 2019, where he co-led technology and software investing. Prior to Thomas H. Lee Partners, Jay was president and chief executive officer at Blackboard Inc., a global educational technology company, and president and chief executive officer of Progress Software Corporation (NASDAQ: PRGS), a global infrastructure software company. Jay also spent many years at Autodesk, Inc. (NASDAQ: ADSK), a design, engineering and gaming software company, where he led the largest business unit (the Architecture, Engineering, & Construction Division). Prior to Autodesk, Jay was an investment banker at Montgomery Securities (now known as Bank of America Securities or BofA Securities). Jay started his career as a transactional attorney. Jay is a former board member of a number of private and public software companies, including Alfresco Software, Nextech, Juvare, Auction.com, Ten-X Commercial, MHS, Blackboard, and Progress Software. Additionally, Jay is a board member at a non-profit called Cradles to Crayons, which provides resources such as school supplies and clothing to homeless and low-income children. Jay has an undergraduate degree in arts & sciences from the University of Pennsylvania and a J.D. from the UCLA School of Law. Jay is a valuable member of our board due to his extensive experience in the technology sector and private equity experience.

John Newton, our Chief Strategic Officer and director, has had a 40-year career in information management and helped create the enterprise content management market. John co-founded Documentum (formerly NASDAQ: DCTM) in 1990 prior to EMC Corporation’s (formerly NYSE: EMC) acquisition of Documentum in 2003 for $1.7 billion. John then founded Alfresco Software, an open-source software company, in 2005, where he served as chief technology officer until 2020. Prior to Documentum, John was one of the founding engineers and the director of database development at Ingres Corporation, one of the first commercial relational database systems. In addition to his extensive experience founding and operating software companies, John has also been recognized as a leader in his field and holds numerous positions of influence and distinction. John was elected the Chairman and Fellow of the Information management Industry Organization, AIIM, and named a Technology Pioneer at the World Economic Forum in Davos, Switzerland. John has been a board member of WeaveWorks, the leading GitOps innovator in Cloud Native Computing, since 2015. Additionally, John was Chairman and a Member of the Board of Alfresco Software from 2005 to 2017 and Activiti, Inc., a financial services technology company based in London and Boston, from 2002 to 2004. John was also a Trustee of the London International Festival of Theatre. John has a B.S. in electrical engineering and computer science from the University of California, Berkeley. John is a valuable member of our board due to his extensive leadership experience in the technology sector and due to his experience founding two successful technology companies.

Antonio J. Aquilina, our chief sourcing officer, is an experienced corporate development and M&A executive with experience across the software industry. Previously, Tony served as a Business Development lead and Senior Advisor at Thomas H. Lee Partners, a private equity investment firm, a position he held from 2018 to 2020, and a member of the Board of Directors at Alfresco Software, a position he held from 2018 to 2019. Prior to his most recent roles, Tony served as Vice President of Corporate Development at Avid (NASDAQ: AVID), a computer software company that makes innovative technology and collaborative tools for artists and entertainers, in 2018. Tony also served as an Executive Advisor at Thomas H. Lee Partners from 2016 to 2018 and a Fund Advisor at Borealis Ventures, an investment firm, from 2016 to 2018. Additionally, Tony served as Senior Vice President of strategy and corporate development for Progress Software (NASDAQ: PRGS) from 2012 to 2015. Tony also held various corporate development roles at Autodesk (NASDAQ: ADSK) over the course of 6 years, and began his career at Hewlett-Packard (NYSE: HPQ) before spending almost 4 years as a Principal at Broadview International. Tony received a B.S.E. in Computer Science from Princeton University and a J.D. and M.B.A. from the University of California, Berkeley.

Tony Grout, our chief technology officer, has significant experience leading software products for collaboration, developer tools, communication, messaging and medical software products. Tony currently serves as Chief Product Officer for Showpad alongside his chief technology role for Agile Growth Corp. During 2021, Tony successfully lead Miro’s (ReatimeBoard, Inc.) first drive in to the enterprise market. Before Miro, from 2019 to 2021, Tony served as the Chief Product Officer at Alfresco Software, where he moved the product into the Gartner Leader Quadrant in 2020. Prior to his position at Alfresco, Tony lead the EMEA enterprise product field services team for Atlassian (NASDAQ: TEAM), a software development tools company, from 2017 to 2019, was Head of Agile/DevOps Transformation at Lloyds Banking Group (NYSE: LYS), a retail and commercial bank, from 2015 to 2017, Head of Product Agility Transformation at Scale at Skype, a digital messaging company, and also Head of Agile Product Transformation at Microsoft Lync (NASDAQ: MSFT), a digital messaging company, from 2013 until 2015, and held various positions at IBM (NYSE: IBM).

Sally Baraka, our chief administrative officer, is a global C-level advisor for private equity backed and public software companies with expertise in international technology transactions, data privacy, M&A and IP monetization strategies. Sally has worked in a variety of roles across the software industry and most recently was General Counsel and Board Secretary at Alfresco Software in 2020. Prior to Alfresco, Sally was Senior Vice President and General Counsel at Paycor, a human resources software company, from 2018 to 2019, and Vice President and General Counsel of Sparta Systems from 2013 to 2018, Senior Commercial Counsel at Box, Inc. (NYSE: BOX) a digital storage company, from 2012 to 2013 and Senior Counsel at Qlik from 2009 to 2012. Sally has a B.S. in Computer and Information Sciences from Temple University and a J.D. from Temple University.

Steven Alesio, director, has more than 30 years of experience leading, transforming, and investing in public and private companies. From 2010 to 2017, Steve served as an operating partner at Providence Equity Partners L.L.C., a global asset management firm where he was chairperson of a number of their portfolio companies. Prior to joining Providence Equity, Steve served as chairman of the board and chief executive officer of Dun & Bradstreet Corporation (formerly NYSE: DNB), a provider of credit information on businesses and corporations, from 2005 to 2010. Steve joined Dun & Bradstreet in 2001 as senior vice president, was named President and Chief Operating Officer and elected to the board of directors in 2002. Prior to joining Dun & Bradstreet, Steve spent 19 years with the American Express Company (NYSE: AXP), a credit company, where he served in marketing and general management roles. Steve is currently a board member of two private companies: Syndgio Inc. and Vita Technologies. Steve previously served on the board of CDW Corporation (NASDAQ: CDW) from 1999 to 2021 and was a member of its compensation and nominating/corporate governance committees, and on the board of Artius Acquisition, Inc. (NASDAQ: AACQ), a special purpose acquisition company, from 2020 to 2021 and was a member of its audit committee and compensation committee. Steve also served as the board chair of Teaching Strategies, a private equity-owned education technology company, and on the board of Alfresco Software. Steve is also the founding sponsor of two non-profit organizations in Newark, NJ focused on the development of inner-city youth. Steve has a bachelor’s degree from St. Francis College and an M.B.A. from the University of Pennsylvania’s Wharton Business School. Steve is a valuable member of our board due to his experience on the board of public companies and his extensive experience within the education, technology and financial services industries.

Carol Bartz, director, has extensive experience leading complex global technology companies. Carol was the chief executive officer of Yahoo! (formerly NASDAQ: YHOO), a news website and search engine, from 2009 to 2011. Prior to Yahoo!, Carol spent 14 years leading Autodesk, Inc. (NASDAQ: ADSK), a design and engineering and gaming software company, as chief executive officer and a member of its board, positions she held from 1992 to 2006, and then transitioned to a role as its Executive Chairman from 2006 to 2009. Earlier in her career, Carol held several business leadership positions at Sun Microsystems (formerly NASDAQ: SUNW), a computer sales company, as an executive officer of the company. Carol served as Chairman of the Board of Caliva, a cannabis company, from 2018 until it was acquired by Subversive Capital Acquisition Capital in the largest cannabis SPAC to date in January 2021, and led to the launch of The Parent Company, California’s largest vertically integrated cannabis operation. Carol has served on many other public company boards, including Intel (NASDAQ: INTC), Cisco Systems (NASDAQ: CSCO), Cadence Design Systems (NASDAQ: CDNS), Airtouch (formerly NASDAQ: ATCH), BEA Systems (formerly NASDAQ: BEAS), NetAPP (NASDAQ: NTAP) and the NYSE. Carol has a B.Sc. in Computer Science from the University of Wisconsin, Madison. Carol is a valuable member of our board due to her strong leadership style, her role as a prominent business leader in the technology sector, and her previous experience with a SPAC.

John R. Egan, director, is a founding managing partner of Egan-Managed Capital, a Boston-based technology venture capital fund specializing in New England, information technology, early stage investments, and has been a managing partner of Carruth Associates, a financial services firm, since 1998. John was a member of the board of directors at EMC Corporation (formerly NYSE: EMC), a technology company, from 1992 to 2016, and served as the Chairman of the M&A Committee and Finance Committee. Additionally, John was an executive at EMC Corporation from 1986 to 1998, where he held positions such as executive vice president of operations, executive vice president of products and offerings, and executive vice president of sales and marketing. John has been on the board of NetScout Systems (NASDAQ: NTCT), a provider of application and network performance management products, since 2000, where he is currently lead director, and a member of its audit committee, finance committee and compensation committee, Progress Software Corporation (NASDAQ: PRGS), a business software company, since 2011, where he is currently the non-executive chairman and a member of its nominating and governance committee, Verint Systems (NASDAQ: VRNT), an analytics company, since 2012, where he is currently the lead director and chair of its corporate governance and nominating committee and a member of its compensation committee, and Trilio, Inc., a data protection company, since 2018. In the last five years, in addition to being a member of the board at EMC Corporation, John also served on the board of VMWare (NYSE: VMW), a software company. John has a B.S. in computer science and marketing from Boston College. John is a valuable member of our board due to his investment experience, public board experience, and experience within the technology and financial services industry.

James Heppelmann, director, has been the president and chief executive officer of PTC, Inc. (NASDAQ: PTC), a publicly-traded computer software company, since 2010 and is responsible for driving PTC’s global business strategy and operations. Jim joined PTC in 1998 when the company acquired Windchill Technologies, where he was co-founder, chief technology officer, and vice president of marketing from 1996 to 1998. Since joining PTC, Jim has served in various leadership roles prior to his role as president and chief executive officer at PTC, including chief operating officer, chief product officer and chief technology officer. Previously, Jim served as chief technology officer of Metaphase Technology from 1992 to 1996 and held various positions at Control Data Corporation from 1985 to 1992. In addition to serving on PTC’s board of directors since 2008, Jim has served on the board of directors of Sensata Technologies Holding plc (NYSE: ST), an automotive and industrial sensor company, since 2014. Jim is also a member of the Massachusetts Technology Leadership Council’s Board of Trustees, and serves on the Dean’s advisory board at the University of Minnesota College of Science and Engineering. Jim has a bachelor’s degree in mechanical engineering from the University of Minnesota. Jim is a valuable member of our board due to his extensive leadership experience in the technology industry and public company board experience.

Philip M. Pead, director, is a technology executive, advisor, and board member with over forty years of leadership experience in the healthcare IT and software industries. Phil served as the president and chief executive officer of Progress Software Corporation (NASDAQ: PRGS), a global infrastructure software company, from 2012 to 2016, and served as its interim chief executive officer in 2012 and as its non-executive chairman from 2011 to 2012. Prior to that, Phil served as chairman of the board of directors of Allscripts Healthcare Solutions, Inc. (NASDAQ: MDRX), a healthcare company, from 2010 to 2012, following Allscripts’ acquisition of Eclipsys Corporation, where he had served as president and chief executive officer from 2009 to 2010. Phil also served as the president and chief executive officer of Per-Se Technologies (NASDAQ: PSTI), a revenue cycle and pharmacy software company, from 2000 until its acquisition by McKesson in 2007. Phil has served as a managing partner of Beacon Point Partners, LLC, an investment firm, since 2007. Phil has served on the board of Change Healthcare (NASDAQ: CHNG), a healthcare company, since 2017, and served on its legacy company’s board from 2012 until 2017 and 2009 until 2011, where he is a member of its audit committee and chair of its compliance committee, and on the board of Modernizing Medicine, a healthcare company, since 2018, where he is a member of its compensation committee and is the chair of its compliance committee. Phil serves on the board of directors and as secretary of the Posse Foundation, a non-profit that is focused on expanding the pool from which top colleges and universities can recruit young leaders from diverse backgrounds. Phil is the founding chairman of the Posse Foundation in Atlanta. Phil has an undergraduate degree in Economics from the University of London. Phil is a valuable member of our board due to his extensive leadership experience in the technology and healthcare IT sector, public board experience and investment experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting of shareholders) serving a three-year term. In accordance with the Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Alesio and Ms. Bartz, will expire at our first annual general meeting of shareholders. The term of office of the second class of directors, consisting of Mr. Bass, Mr. Egan and Mr. Heppelmann, will expire at our second annual general meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Bhatt, Mr. Newton and Mr. Pead, will expire at our third annual general meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.

Pursuant to an agreement entered into prior to the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Steve Alesio, Carol Bartz, John Egan, James Heppelmann and Phil Pead are “independent directors” as defined in the Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us, in the amount of up to $40,000 per month. We expect our sponsor or an affiliate of our sponsor will use a portion of such monthly payment to pay Mr. Aquilina approximately $16,667 per month in connection with his provision of certain services to us. In addition, our sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Committees of the Board of Directors

Our board of directors has four standing committees: an audit committee, a nominating committee, a compensation committee and a transaction committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors.

Audit Committee

Mr. Alesio, Mr. Egan and Mr. Pead serve as the members of our audit committee. Our board of directors has determined that Mr. Alesio, Mr. Egan and Mr. Pead are independent under the Nasdaq listing standards and applicable SEC rules. Mr. Pead serves as the Chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Mr. Pead qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;
●	monitoring the independence of the independent registered public accounting firm;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;
●	appointing or replacing the independent registered public accounting firm;
●	determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;
●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and
●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Ms. Bartz, Mr. Bass and Mr. Heppelmann, and Ms. Bartz serves as chairman of the nominating committee. Under the Nasdaq listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Ms. Bartz, Mr. Bass and Mr. Heppelmann are independent under the Nasdaq listing standards.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons. Compensation Committee

The members of our compensation committee are Ms. Bartz, Mr. Heppelmann and Mr. Pead, and Mr. Heppelmann serves as chairman of the compensation committee. Under the listing standards of Nasdaq, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that Ms. Bartz, Mr. Heppelmann and Mr. Pead are independent under the Nasdaq listing standards. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other Section 16 executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

Mr. Bhatt, our Chief Executive Officer and Chief Financial Officer, is bound by non-compete and non-solicitation arrangements with AF Software Holdings, Inc., or Alfresco, which provides open, content management solutions focused on ECM and business process management. These arrangements prohibit Mr. Bhatt from acting as or performing as a chief executive officer for a software business with products focused on ECM, subject to certain exclusions. This may limit our ability to pursue an initial business combination with a company in the ECM space or Mr. Bhatt from assuming a chief executive position in such a business.

We do not expect to seek an initial business combination with any company in the ECM space or for Mr. Bhatt to act or perform as a chief executive officer for such a company during the restricted period without the prior written consent of Alfresco. If a court were to conclude that a violation of these arrangements had occurred, it could extend the term of the restrictions and/or enjoin Mr. Bhatt from participating in our company, or enjoin Mr. Bhatt from acting or performing as a chief executive officer for a business in the ECM space, as applicable. The court could also impose monetary damages against Mr. Bhatt or us. This could materially harm our business and the trading prices of our securities.

Even if ultimately resolved in our favor, any litigation associated with the non-compete arrangements could be time consuming, costly and distract management’s focus from locating suitable acquisition candidates and operating our business. Furthermore, if Mr. Bhatt becomes aware of a business combination opportunity that is subject to his non-compete arrangements with Alfresco, he will honor his contractual obligation and not present such opportunity to us. See “Risk Factors — Our Chief Executive Officer is party to non-compete arrangements that will limit the types of companies that we can target for an initial business combination, among other restrictions, which could limit our prospects for an initial business combination or make us a less attractive buyer to certain target companies.”

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Jay Bhatt	Alfresco Software	Document management Software	Former Chief Executive Officer
	Cradles to Crayons	Education Non-Profit	Board Member
	Thomas H. Lee Partners	Private Equity	Former Managing Director

John Newton	Weaveworks, Inc.	Software	Board Member

Steven Alesio	Newark Youth Career Pathways	Youth Development Non-Profit	Chairman

Carol Bartz	The Parent Company	Cannabis	Member

John R. Egan	Egan-Managed Capital Carruth Associates NetScout Systems, Inc.	Investment Real-estate Leasing Software	Managing Partner Managing Partner Lead Director and Committee Member
	Progress Software Corporation	Software	Chairman and Committee Member
	Verint Systems, Inc.	Software	Lead Director and Committee Member
	Trilio, Inc. Saint Columbkille Partnership School	Software Education	Board Member Board of Trustees Member
	Boston College	Education	Board of Trustees Associate Member
	MAKE Waves Foundation	Children’s education and Children’s healthcare	Member and Director

James Heppelmann	PTC, Inc.	Software	Chief Executive Officer and Board Member
	Sensata Technologies, Inc.	Software	Board Member
	Massachusetts Technology Leadership Council	Technology Leadership	Trustee
	University of Minnesota College of Science and Engineering	Education	Advisor
	FIRST Robotics	Education Non-Profit	Advisor

Philip M. Pead	Beacon Point Partners, LLC	Healthcare IT	Managing Partner
	Change Healthcare Inc.	Healthcare	Board Member
	Modernizing Medicine	Healthcare	Board Member
	Posse Foundation	Education and Diversity Non-Profit	National Board Member

Potential investors should also be aware of the following other potential conflicts of interest:

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses, on the other hand. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers and directors is engaged in several other business endeavors for which he is entitled to substantial compensation and has substantial time commitments, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs. Our sponsor subscribed for founder shares prior to the date of this report and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor or any of our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also reimburse our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us, in the amount of up to $40,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11.Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us, in the amount of up to $40,000 per month. We expect our sponsor or an affiliate of our sponsor will use a portion of such monthly payment to pay Mr. Aquilina approximately $16,667 per month in connection with his provision of certain services to us. In addition, our sponsor, executive officers, directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers, directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 25, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors that beneficially owns our ordinary share; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 31,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,750,000 Class B ordinary shares outstanding as of March 25, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares
	Number of		Number of
	Shares	Approximate	Shares	Approximate	Approximate
	Beneficially	Percentage of	Beneficially	Percentage of	Percentage of
Name of Beneficial Owners(1)	Owned	Class(2)	Owned	Class	Voting Control
Agile Growth sponsor, LLC (our sponsor)	7,750,000(3)	100%	—	—	20%
Jay Bhatt(4)	7,750,000(3)	100%	—	—	20%
John Newton(4)	—	—	—	—	—
Tony Grout(4)	—	—	—	—	—
Tony Aquilina(4)	—	—	—	—	—
Sally Baraka(4)	—	—	—	—	—
Steven Alesio(4)	—	—	—	—	—
Carol Bartz(4)	—	—	—	—	—
John R. Egan(4)	—	—	—	—	—
James Heppelmann(4)	—	—	—	—	—
Philip M. Pead(4)	—	—	—	—	—
Goldman Sachs Group, Inc.(5)			1,574,799(5)	5.1%	4.1%
D.E. Shaw & Co., L.L.C.(6)			1,758,997(7)	5.7%	4.5%
Magnetar Financial LLC(7)			1,995,965	6.4%	5.2%
All officers and directors as a group (ten individuals)	7,750,000	100%	—	—	20%
(1)	Unless otherwise noted, the business address of each of our shareholders is Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in Exhibit 4.5 to this Annual Report.
(3)	Agile Growth sponsor, LLC, our sponsor, is the record holder of such shares. Jay Bhatt controls our sponsor and has voting and investment discretion with respect to the ordinary shares held of record by our sponsor. Jay Bhatt disclaims any beneficial ownership of the securities held by our sponsor other than to the extent of any pecuniary interest he may have therein, directly or indirectly.
(4)	Information does not reflect interests held in our sponsor.
(5)	Includes Class A ordinary shares beneficially held by the Goldman Sachs Group, Inc., a Delaware corporation, and Goldman Sachs & Co. LLC, a New York limited liability company (together, the "Goldman Sachs entities"), based solely on the Schedule 13G filed jointly by the Goldman Sachs entities with the SEC on February 11, 2022. The business address of each of the Goldman Sachs entities is 200 West Street, New York, NY 10282.
(6)	Includes Class A ordinary shares beneficially held by D. E. Shaw Valence Portfolios, L.L.C. ("DESV"), a Delaware limited liability company, D.E. Shaw & Co., L.L.C. (“DES”), a Delaware limited liability company, D.E. Shaw & Co., L.P. (“DESL”), a Delaware limited partnership, and David E. Shaw, President and sole shareholder of D. E. Shaw & Co. II, Inc., which is the managing member of D. E. Shaw & Co., L.L.C. and a United States citizen (“Mr. Shaw”), based solely on the Schedule 13G filed jointly by DESV, DES, DESL and Mr. Shaw with the SEC on January 21, 2022. The address of DES, DESL and Mr. Shaw is 1166 Avenue of the Americas, 9th Floor New York, NY 10036.
(7)	Includes Class A ordinary shares held for Magnetar Constellation Fund II, Ltd (“Constellation Fund II”), Magnetar Constellation Master Fund, Ltd (“Constellation Master Fund”), Magnetar Systematic Multi-Strategy Master Fund Ltd (“Systematic Master Fund”), Magnetar Capital Master Fund Ltd (“Master Fund”), Magnetar Discovery Master Fund Ltd (“Discovery Fund”), Magnetar Xing He Master Fund Ltd (“Xing He Master Fund”), Purpose Alternative Credit Fund Ltd (“Purpose Fund”), Magnetar SC Fund Ltd (“SC Fund”), all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP (“Structured Credit Fund”), a Delaware limited partnership; Magnetar Lake Credit Fund LLC (“Lake Credit Fund”), Purpose Alternative Credit Fund - T LLC (“Purpose Fund – T”), Delaware limited liability companies; collectively

(the “Magnetar Funds”). Magnetar Financial LLC (“Magnetar Financial”) serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners LP (“Magnetar Capital Partners”) serves as the sole member and parent holding company of Magnetar Financial. Supernova Management LLC (“Supernova Management”) is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz, a United States citizen (“Mr. Litowitz”). The address of the principal business office of each of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201. The information in this footnote (7) is based solely on the Schedule 13G filed jointly by Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz with the SEC on January 14, 2022.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13.Certain Relationships and Related Transactions, and Director Independence

On January 23, 2021, the sponsor paid an aggregate of $25,000 to cover certain expenses on behalf of the Company in exchange for the issuance of 8,625,000 Class B ordinary shares. The holders of the founder shares agreed to forfeit up to an aggregate of 1,125,000 founder shares, on a pro rata basis, to the extent that the option to purchase additional Units was not exercised in full by the underwriters, so that the founder shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the sponsor holding 7,750,000 Class B ordinary shares as of such date.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,066,667 private placement warrants, at a price of $1.50 per Private Placement Warrant with the sponsor, generating gross proceeds of $9.1 million. Simultaneously with the closing of the Over-Allotment on March 16, 2021, the Company consummated the second closing of the Private Placement, resulting in the purchase of an aggregate of an additional 133,333 private placement warrants at a price of $1.50 per Private Placement Warrant by the sponsor, generating gross proceeds to the Company of $200,000. Each private placement warrant entitles the holder to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. The private placement warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We currently maintain our executive offices at Riverside Center, 275 Grove Street, Suite 2-400, Newton, MA 02466. The cost for our use of this space is included in the up to $40,000 per month fee we pay to our sponsor or an affiliate of our sponsor for office space, administrative, support and consulting services provided to members of our management team or to us, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors, or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of initial public offering, our sponsor agreed to loan us up to $300,000 to be used for a portion of the expenses of initial public offering and we issued an unsecured promissory note to our sponsor. This promissory note was non-interest bearing, unsecured and was due at the earlier of December 31, 2021 or the closing of initial public offering. The outstanding balance under the promissory of approximately $98,521 was repaid upon the consummation of our initial public offing on March 12, 2021.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Steve Alesio, Carol Bartz, John Egan, James Heppelmann and Phil Pead are “independent directors” as defined in the listing standards of Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Marcum LLP or Marcum, for services rendered.

Audit Fees: Audit fees consist of fees for professional services rendered for the audit of our January 21, 2021 (inception) through December 31, 2021 financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for the period from January 21, 2021 (inception) through December 31, 2021 totaled approximately $132,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 21, 2021 (inception) through December 31, 2021.

Tax Fees: We did not pay Marcum for tax planning and tax advice for the period from January 21, 2021 (inception) through December 31, 2021.

All Other Fees: We did not pay Marcum for other services for the period from January 21, 2021 (inception) through December 31, 2021.

Pre-Approval Policies and Procedures

In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve all audit and permitted non-audit services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve non-audit services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the Company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved by the audit committee.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	Financial Statements
(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
4.5	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(1)
10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(1)
10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(1)
10.4	Form of Indemnity Agreement.(2)
10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)
10.6	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	iXBRL Instance Document
101.SCH	iXBRL Taxonomy Extension Schema
101.CAL	iXBRL Taxonomy Extension Calculation Linkbase
101.DEF	iXBRL Taxonomy Extension Definition Linkbase
101.LAB	iXBRL Taxonomy Extension Label Linkbase
101.PRE	iXBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the iXBRL document and contained in Exhibit 101
*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed with the SEC on March 15, 2021.
(2)	Incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form S-1, filed with the SEC on March 3, 2021.

Item 16.Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	AGILE GROWTH CORP.

/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jay Bhatt	Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 25, 2022
Jay Bhatt
/s/ John Newton	Chief Strategic Officer and Director	March 25, 2022
John Newton
/s/ Steven Alesio	Director	March 25, 2022
Steven Alesio
/s/ Carol Bartz	Director	March 25, 2022
Carol Bartz
/s/ John R. Egan	Director	March 25, 2022
John R. Egan
/s/ James Heppelmann	Director	March 25, 2022
James Heppelmann
/s/ Philip M. Pead	Director	March 25, 2022
Philip M. Pead

Agile Growth Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Agile Growth Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Agile Growth Corp. (the “Company”) as of December 31, 2021, the related  statements of operations, changes in stockholders’ deficit and cash flows for the period from January 21, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 21, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas
March 25, 2022

AGILE GROWTH CORP.

BALANCE SHEET

DeceMBER 31, 2021

Assets
Current assets:
Cash	$684,467
Prepaid expenses	502,361
Total current assets	1,186,828
Non-current assets:
Investments held in Trust Account	310,016,344
Long-term prepaid expenses	89,685
Total non-current assets	310,106,029
Total Assets	$311,292,857

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$175,448
Accrued expenses	1,401,688
Total current liabilities	1,577,136
Deferred underwriting commissions	10,850,000
Derivative warrant liabilities	10,581,330
Total liabilities	23,008,466

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 31,000,000 shares ($10.00 redemption value)	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued, excluding 31,000,000 shares subject to possible redemption	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 7,750,000 shares issued and outstanding	775
Additional paid-in capital	—
Accumulated deficit	(21,716,384)
Total shareholders’ deficit	(21,715,609)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$311,292,857

The accompanying notes are an integral part of these financial statements.

AGILE GROWTH CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

General and administrative expenses	$2,397,468
General and administrative expenses- related party	400,000
Loss from operations	(2,797,468)
Change in fair value of derivative warrant liabilities	4,298,670
Financing costs allocated to warrants	(533,950)
Income from investments held in Trust Account	16,344
Net income	$983,596

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	26,650,146

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,712,099

Basic and diluted net income per share, Class B ordinary shares	$0.03

The accompanying notes are an integral part of these financial statements.

AGILE GROWTH CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Excess cash received over fair value of private placement warrants	—	—	—	—	3,720,000	—	3,720,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(3,744,138)	(22,700,067)	(26,444,205)
Forfeiture of Class B ordinary shares	—	—	(875,000)	(87)	87	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(87)	87	—
Net income	—	—	—	—	—	983,596	983,596
Balance - December 31, 2021	—	$—	7,750,000	$775	$—	$(21,716,384)	$(21,715,609)

The accompanying notes are an integral part of these financial statements.

AGILE GROWTH CORP.

STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION)

THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:
Net income	$983,596
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	25,000
General and administrative expenses paid by related party under note payable	5,107
Change in fair value of derivative warrant liabilities	(4,298,670)
Financing costs - derivative warrant liabilities	533,950
Income from investments held in Trust Account	(16,344)
Changes in operating assets and liabilities:
Prepaid expenses	(592,046)
Accounts payable	174,528
Accrued expenses	1,331,688
Net cash used in operating activities	(1,853,191)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(310,000,000)
Net cash used in investing activities	(310,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	310,000,000
Proceeds received from private placement	9,300,000
Offering costs paid	(6,662,094)
Repayment of note payable to related party	(100,248)
Net cash provided by financing activities	312,537,658

Net increase in cash	684,467

Cash - beginning of the period	—
Cash - ending of the period	$684,467

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$920
Offering costs included in accrued expenses	$70,000
Offering costs paid by related party under note payable	$95,139
Deferred underwriting commissions in connection with the initial public offering	$10,850,000
Accretion of Class A ordinary shares subject to possible redemption	$(26,444,205)

The accompanying notes are an integral part of these financial statements

AGILE GROWTH CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021

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

As of December 31, 2021, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities in connection with pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company fiscal year end is December 31.

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $684,000 in our operating bank account and working capital deficit of approximately $390,000.

Prior to the completion of the Initial Public Offering, our liquidity were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 held outside of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares issued were charged to the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 31,000,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income (loss) per share for the period from January 21, 2021 (inception) through December 31, 2021. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Period from January 21, 2021
	(inception) through December 31, 2021
	Class A	Class B
Diluted net income per ordinary share:
Numerator:
Allocation of net income	$762,842	$220,754

Denominator:
Basic and diluted weighted average ordinary shares outstanding	26,650,146	7,712,099

Diluted net income per ordinary share	$0.03	$0.03

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

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space, administrative, support and consulting services provided to members of the management team or to the Company. For the period from January 21 (inception) through December 31, 2021, the Company incurred $400,000 of such expenses, which is recognized as general and administrative expenses – related party in the accompanying statement of operations, respectively.

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

Consulting Fees

The Company entered into an engagement agreement to obtain certain advisory services, pursuant to which the engaged consultant agreed defer their fees and have payment of such fees be solely contingent on the Company closing an initial Business Combination. As of December 31, 2021, the Company has incurred $732,600 in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an initial Business Combination.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 31,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified in temporary equity.

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

Note 7 — Derivative Warrant Liabilities

As of December 31, 2021, the Company had 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

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

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares —The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021, there were 31,000,000 Class A ordinary shares issued and outstanding. All issued and outstanding Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares — The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 23, 2021, the Company issued 8,625,000 Class B ordinary shares to the Sponsor. Of the 8,625,000 shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 7,750,000 Class B ordinary shares as of such date.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,016,344	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,613,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,968,000	$—

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

The fair value of the Public Warrants and the Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs. For the period from January 21, 2021 (inception) through December 31, 2021, the Company recognized a non-operating gain in the statement of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $4.3 million.

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

The change in the fair value of the derivative warrant liabilities, measured using significant Level 3 inputs, for the period from January 21, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants at March 12, 2021	14,460,000
Issuance of Public and Private Placement Warrants at March 16, 2022	420,000
Change in fair value of derivative warrant liabilities	(4,133,330)
Transfer of Public Warrants to Level 1	(6,716,670)
Transfer of Private Placement Warrants to Level 2	(4,030,000)
Derivative warrant liabilities at December 31, 2021	$—

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date financial statements were issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.