Form 10-Q
period 2022-03-31
Agile Growth Corp.
filed 2022-05-12
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File No. 001-40186

AGILE GROWTH CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1562072
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

Riverside Center 275 Grove Street, Suite 2-400 Newton, Massachusetts	02466
(Address of principal executive offices)	(Zip Code)
(617) 663-5997 (Registrant’s telephone number, including area code) Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	AGGRU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	AGGR	The Nasdaq Stock Market LLC
Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AGGRW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2022, there were 31,000,000 Class A ordinary shares, par value of $0.0001 per share and 7,750,000 Class B ordinary shares, par value of $0.0001 per share issued and outstanding.

AGILE GROWTH CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
	Unaudited Condensed Statements of Operations for the Three Ended March 31, 2022 and the period from January 21, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022 and the period from January 21, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and the period from January 21, 2021 (inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
	SIGNATURES	27

i

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

AGILE GROWTH CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$355,313	$684,467
Prepaid expenses	581,963	502,361
Total current assets	937,276	1,186,828
Non-current assets:
Investments held in Trust Account	310,036,705	310,016,344
Prepaid expenses (non-current)	—	89,685
Total non-current assets	310,036,705	310,106,029
Total Assets	$310,973,981	$311,292,857

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$214,415	$175,448
Accrued expenses	1,508,283	1,401,688
Total current liabilities	1,722,698	1,577,136
Deferred underwriting commissions	10,850,000	10,850,000
Derivative warrant liabilities	4,960,000	10,581,330
Total liabilities	17,532,698	23,008,466

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 31,000,000 shares ($10.00 redemption value)	310,000,000	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued, excluding 31,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 7,750,000 shares issued and outstanding	775	775
Additional paid-in capital	—	—
Accumulated deficit	(16,559,492)	(21,716,384)
Total shareholders’ deficit	(16,558,717)	(21,715,609)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$310,973,981	$311,292,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

		For The Period From January 21, 2021
	For The Three Months Ended	(Inception) through
	March 31, 2022	March 31, 2021
General and administrative expenses	$364,799	$164,052
General and administrative expenses- related party	120,000	40,000
Loss from operations	(484,799)	(204,052)
Change in fair value of derivative warrant liabilities	5,621,330	4,133,330
Financing costs allocated to warrants	—	(533,950)
Income from investments held in Trust Account	20,361	804
Net income	$5,156,892	$3,396,132

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,000,000	8,800,000

Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.21

Weighted average shares outstanding of Class B ordinary shares, basic	7,750,000	7,557,143

Basic net income per share, Class B ordinary shares	$0.13	$0.21

Weighted average shares outstanding of Class B ordinary shares, diluted	7,750,000	7,750,000

Diluted net income per share, Class B ordinary shares	$0.13	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2021	—	$—	7,750,000	$775	$—	$(21,716,384)	$(21,715,609)
Net income	—	—	—	—	—	5,156,892	5,156,892
Balance - March 31, 2022 (Unaudited)	—	$—	7,750,000	$775	$—	$(16,559,492)	$(16,558,717)

FOR THE PERIOD FROM JANUARY 21, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance — January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Excess cash received over fair value of private placement warrants	—	—	—	—	3,720,000	—	3,720,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(3,744,138)	(22,700,067)	(26,444,205)
Net income	—	—	—	—	—	3,396,132	3,396,132
Balance — March 31, 2021 (Unaudited)	—	$—	8,625,000	$862	$—	$(19,303,935)	$(19,303,073)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period From
	For The Three	January 21, 2021
	Months Ended	(Inception) through
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities
Net income	$5,156,892	$3,396,132
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by related party under note payable	—	5,108
Change in fair value of derivative warrant liabilities	(5,621,330)	(4,133,330)
Financing costs - derivative warrant liabilities	—	533,950
Income from investments held in Trust Account	(20,361)	(804)
Changes in operating assets and liabilities:
Prepaid expenses	10,083	(938,826)
Accounts payable	38,967	10,430
Accrued expenses	106,595	66,117
Net cash used in operating activities	(329,154)	(1,036,223)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(310,000,000)
Net cash used in investing activities	—	(310,000,000)

Cash Flows from Financing Activities
Proceeds received from initial public offering, gross	—	310,000,000
Proceeds received from private placement	—	9,300,000
Offering costs paid	—	(6,646,645)
Repayment of note payable to related party	—	(100,247)
Net cash provided by financing activities	—	312,553,108

Net change in cash	(329,154)	1,516,885

Cash - beginning of the period	684,467	—
Cash - ending of the period	$355,313	$1,516,885

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$920
Offering costs included in accrued expenses	$—	$85,450
Offering costs paid by related party under note payable	$—	$95,139
Deferred underwriting commissions in connection with the initial public offering	$—	$10,850,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	$—	$(26,444,205)

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

As of March 31, 2022, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities in connection with pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 16, 2021, additional net proceeds of $10.0 million were deposited into the Trust Account, for a total of $310.0 million in the Trust Account.

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

The Company will provide holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by applicable law or stock exchange requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

Notwithstanding the foregoing, the Company’s Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering without the prior consent of the Company.

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $355,000 in our operating bank account and working capital deficit of approximately $785,000.

Prior to the completion of the Initial Public Offering, our liquidity was satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021 held outside of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022, the

Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the condensed balance sheets.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 31,000,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income per Ordinary Shares

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average shares outstanding for the respective period.

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and for the period from January 21, 2021 (inception) through March 31, 2021. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B ordinary shares that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months
	Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,125,514	$1,031,378
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,000,000	7,750,000
Basic and diluted net income per ordinary share	$0.13	$0.13

	For The Three Months
	Ended March 31, 2021
	Class A	Class B
Net income per ordinary share:
Numerator:
Allocation of net income, basic	$1,827,089	$1,569,043
Allocation of net income, diluted	1,805,798	1,590,334
Denominator:
Basic weighted average ordinary shares outstanding	8,800,000	7,557,143
Diluted weighted average ordinary shares outstanding	8,800,000	7,750,000
Basic net income per ordinary share	$0.21	$0.21
Diluted net income per ordinary share	$0.21	$0.21

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

Each Unit consists of one Class A ordinary share and one-third of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans as of March 31, 2021. As of December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space and administrative, support and consulting services provided to members of the management team or to the Company. For the three months ended March 31, 2022 and for the period from January 21 (inception) through March 31, 2021, the Company incurred $120,000 and $40,000 of such expenses, respectively, which are recognized as general and administrative expenses – related party in the accompanying condensed statements of operations.

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

Consulting Fees

The Company entered into an engagement agreement to obtain certain advisory services, pursuant to which the engaged consultant agreed to defer their fees and have payment of such fees be solely contingent on the Company closing an initial Business Combination. As of March 31, 2022 and December 31, 2021, the Company has incurred $732,600 in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an initial Business Combination.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 31,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified in temporary equity.

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering and sale of Over-Allotment Units	$310,000,000
Less:
Fair value of Public Warrants at issuance	(9,300,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,144,205)
Plus:
Remeasurement on Class A ordinary shares subject to possible redemption amount	26,444,205
Class A ordinary shares subject to possible redemption	$310,000,000

Note 7 — Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 16,533,333 warrants outstanding, comprised of 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

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

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 31,000,000 Class A ordinary shares issued and outstanding. All issued and outstanding Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Ordinary Shares— The Company is authorized to issue 40,000,000 Class B ordinary shares with a par value of $0.0001 per share. On January 23, 2021, the Company issued 8,625,000 Class B ordinary shares to the Sponsor. Of the 8,625,000 shares outstanding, up to 1,125,000 Class B ordinary shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. On March 16, 2021, the underwriters partially exercised the over-allotment option and purchased an additional 1,000,000 Over-Allotment Units; thus, only 875,000 Class B ordinary shares remained subject to forfeiture as of such date. On April 23, 2021, 875,000 Class B ordinary shares were forfeited, resulting in the Sponsor holding 7,750,000 Class B ordinary shares as of such date.

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,036,705	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$3,100,000	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,860,000	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,016,344	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,613,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,968,000	$—

Transfers to or from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement in April 2021, as the Public Warrants were separately listed and traded in an active market during the period.  The estimated fair value of the Private Placement Warrants was transferred from a Level 3 measurement to a Level 2 measurement in April 2021, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price.

The fair value of the Public Warrants and the Private Placement Warrants was initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs. For the three months ended March 31, 2022 and for the period from January 21 (inception) through March 31, 2021, the Company recognized a non-operating gains of $5.6 million and $4.1 million respectively, in the condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities.

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

The following table provides quantitative information regarding Level 3 fair value measurements used to estimate the fair value of Public and Private Placement Warrants inputs at their initial measurement dates:

March 12, 2021 (initial
measurement) and
March 16, 2021 (over-
allotment exercise)
Stock price	$9.70
Volatility	14.0%
Term to M&A	1.0
Risk-free rate	1.08%

The change in the fair value of the derivative warrant liabilities, measured using significant Level 3 inputs, for the period from January 21, 2021 (inception) through March 31, 2021 is summarized as follows:

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Upon the closing of the Initial Public Offering and the Private Placement on March 12, 2021, $300.0 million ($10.00 per Unit) of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. In connection with the consummation of the Over-Allotment on March 16, 2021, an additional net proceeds of $10.0 million was deposited into the Trust Account, for a total of $310.0 million in the Trust Account.

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

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and in government regulation; and
●

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

As indicated in the accompanying condensed financial statements, as of March 31, 2022, we had approximately $355,000 held outside the Trust Account that is available to us to fund our working capital requirements and approximately $310.0 million held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Liquidity and Going Concern

As of March 31, 2022, we had approximately $355,000 in our operating bank account and working capital deficit of approximately $785,000.

Prior to the completion of the Initial Public Offering, our liquidity was satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 12, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception through March 31, 2022 was in preparation for our formation and the Initial Public Offering and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of approximately $5.2 million, which consisted of approximately $20,000 in interest income from investments held in the Trust Account, non-operating income of approximately $5.6 million resulting from changes in fair value of derivative warrant liabilities, offset by approximately $485,000 in general and administrative expenses, including $120,000 of general and administrative expenses – related party.

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

Commitments and Contingencies

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

We incurred approximately $120,000 and $40,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations for the three months ended March 31, 2022 and for period from January 21, 2021 (inception) through March 31, 2021, respectively.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of material weaknesses in our internal control over financial reporting related to the accounting of complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex instruments issued by the Company was not effectively designed or maintained. Additionally, the material weaknesses could result in a misstatement of complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

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

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

None.

Item 1A.    Risk Factors.

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K. Except as set forth below, there have been no material changes from the risk factors previously disclosed in such filing.

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

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

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

Dated: May 12, 2022	AGILE GROWTH CORP.

	By:	/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer, Chief Financial Officer and Director