Form 10-Q
period 2022-06-30
Agile Growth Corp.
filed 2022-08-09
CIK 1842329

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 9, 2022, there were 31,000,000 Class A ordinary shares, par value of $0.0001 per share and 7,750,000 Class B ordinary shares, par value of $0.0001 per share issued and outstanding.

AGILE GROWTH CORP.

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021 (audited)	1
	Unaudited Condensed Statements of Operations for the Three and Six Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and the period from January 21, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and the period from January 21, 2021 (inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27
	SIGNATURES	28

PART I - FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements.

AGILE GROWTH CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$200,026	$684,467
Prepaid expenses	424,380	502,361
Total current assets	624,406	1,186,828
Non-current assets:
Investments held in Trust Account	310,442,804	310,016,344
Prepaid expenses (non-current)	—	89,685
Total non-current assets	310,442,804	310,106,029
Total Assets	$311,067,210	$311,292,857

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$12,027	$175,448
Working Capital Loan - related party	250,000	—
Accrued expenses	1,474,954	1,401,688
Total current liabilities	1,736,981	1,577,136
Deferred underwriting commissions	10,850,000	10,850,000
Derivative warrant liabilities	3,306,670	10,581,330
Total liabilities	15,893,651	23,008,466

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 31,000,000 shares at redemption value of $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	310,342,804	310,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 400,000,000 shares authorized; none issued, excluding 31,000,000 shares subject to possible redemption	—	—
Class B ordinary shares, $0.0001 par value; 40,000,000 shares authorized; 7,750,000 shares issued and outstanding	775	775
Additional paid-in capital	—	—
Accumulated deficit	(15,170,020)	(21,716,384)
Total shareholders’ deficit	(15,169,245)	(21,715,609)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$311,067,210	$311,292,857

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

				For The Period From January 21, 2021
	For The Three Months Ended	For The Three Months Ended	For The Six Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
General and administrative expenses	$282,153	$322,980	$651,952	$487,032
General and administrative expenses- related party	40,000	120,000	160,000	160,000
Loss from operations	(322,153)	(442,980)	(811,952)	(647,032)
Change in fair value of derivative warrant liabilities	1,653,330	(4,960,000)	7,274,660	(826,670)
Financing costs allocated to warrants	—	—	—	(533,950)
Income from investments held in Trust Account	406,099	4,629	426,460	5,433
Net income (loss)	$1,737,276	$(5,398,351)	$6,889,168	$(2,002,219)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	31,000,000	31,000,000	31,000,000	21,347,826

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.04	$(0.14)	$0.18	$(0.07)

Weighted average shares outstanding of Class B ordinary shares, basic	7,750,000	7,500,000	7,750,000	7,666,149

Basic net income (loss) per share, Class B ordinary shares	$0.04	$(0.14)	$0.18	$(0.07)

Weighted average shares outstanding of Class B ordinary shares, diluted	7,750,000	7,500,000	7,750,000	7,750,000

Diluted net income (loss) per share, Class B ordinary shares	$0.04	$(0.14)	$0.18	$(0.07)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance - December 31, 2021	—	$—	7,750,000	$775	$—	$(21,716,384)	$(21,715,609)
Net income	—	—	—	—	—	5,151,892	5,151,892
Balance - March 31, 2022 (Unaudited)	—	—	7,750,000	775	—	(16,564,492)	(16,563,717)
Deemed dividend - increase in redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(342,804)	(342,804)
Net income	—	—	—	—	—	1,737,276	1,737,276
Balance - June 30, 2022 (Unaudited)	—	$—	7,750,000	$775	$—	$(15,170,020)	$(15,169,245)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND FOR THE PERIOD FROM JANUARY 21, 2021

(INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in		Shareholders’
	Shares	Amount	Shares	Amount	Capital	Accumulated Deficit	Deficit
Balance — January 21, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	862	24,138	—	25,000
Excess cash received over fair value of private placement warrants	—	—	—	—	3,720,000	—	3,720,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	—	—	—	—	(3,744,138)	(22,700,067)	(26,444,205)
Net income	—	—	—	—	—	3,396,132	3,396,132
Balance — March 31, 2021 (Unaudited)	—	—	8,625,000	862	—	(19,303,935)	(19,303,073)
Forfeiture of Class B ordinary shares	—	—	(875,000)	(87)	87	—	—
Subsequent measurement of Class A ordinary shares subject to redemption against additional paid-in capital	—	—	—	—	(87)	87	—
Net loss	—	—	—	—	—	(5,398,351)	(5,398,351)
Balance - June 30, 2021 (Unaudited)	—	$—	7,750,000	$775	$—	$(24,702,199)	$(24,701,424)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AGILE GROWTH CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

		For The Period From
	For The Six	January 21, 2021
	Months Ended	(Inception) Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities
Net income	$6,889,168	$(2,002,219)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by related party under note payable	—	5,108
Change in fair value of derivative warrant liabilities	(7,274,660)	826,670
Financing costs - derivative warrant liabilities	—	533,950
Income from investments held in Trust Account	(426,460)	(5,434)
Changes in operating assets and liabilities:
Prepaid expenses	167,666	(812,215)
Accounts payable	(163,421)	8,195
Accrued expenses	73,266	84,122
Net cash used in operating activities	(734,441)	(1,336,823)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(310,000,000)
Net cash used in investing activities	—	(310,000,000)

Cash Flows from Financing Activities
Working Capital Loan - related party	250,000	—
Proceeds received from initial public offering, gross	—	310,000,000
Proceeds received from private placement	—	9,300,000
Offering costs paid	—	(6,646,644)
Repayment of note payable to related party	—	(100,247)
Net cash provided by financing activities	250,000	312,553,109

Net change in cash	(484,441)	1,216,286

Cash - beginning of the period	684,467	—
Cash - ending of the period	$200,026	$1,216,286

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$920
Offering costs included in accrued expenses	$—	$85,450
Offering costs paid by related party under note payable	$—	$95,139
Deferred underwriting commissions in connection with the initial public offering	$—	$10,850,000
Remeasurement of Class A ordinary shares subject to possible redemption amount	$(342,804)	$(26,444,205)

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

As of June 30, 2022, the Company had not yet commenced substantive operations. All activity for the period from January 21, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and activities in connection with pursuing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company’s fiscal year end is December 31.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $200,000 in our operating bank account and working capital deficit of approximately $1.1 million.

Prior to the completion of the Initial Public Offering, our liquidity was satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022, there was $250,000 outstanding under Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021 held outside of the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including funded loans and issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments and embedded derivatives, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The Public Warrants and Private Placement Warrants were initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using a binomial lattice model in a risk-neutral framework.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares is classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 31,000,000 shares of Class A ordinary shares subject to possible redemption is presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-Allotment) and the Private Placement Warrants to purchase an aggregate of 16,533,333 Class A ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and six months ended June 30, 2022, the three months ended June 30, 2021 and for the period from January 21, 2021 (inception) through June 30, 2021. Remeasurement associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For The Three Months		For The Three Months
	Ended June 30, 2022		Ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,389,821	$347,455	$(4,346,724)	$(1,051,627)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,000,000	7,750,000	31,000,000	7,500,000

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.14)	$(0.14)

	For The Six Months		For The Period From January 21, 2021
	Ended June 30, 2022		(Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income (loss), basic	$5,511,335	$1,377,834	$(1,473,187)	$(529,032)
Allocation of net income (loss), diluted	$5,511,335	$1,377,834	$(1,468,942)	$(533,277)
Denominator:
Basic weighted average ordinary shares outstanding	31,000,000	7,750,000	21,347,826	7,666,149
Diluted weighted average ordinary shares outstanding	31,000,000	7,750,000	21,347,826	7,750,000
Basic net income (loss) per ordinary share	$0.18	$0.18	$(0.07)	$(0.07)
Diluted net income (loss) per ordinary share	$0.18	$0.18	$(0.07)	$(0.07)

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, certain of the Company’s officers and directors or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. There were no borrowings under a Working Capital Loan as of December 31, 2021.

On May 16, 2022, the Sponsor agreed to loan the Company $250,000 under a non-interest bearing promissory note (the “Working Capital Loan”). The principal balance of the Working Capital Loan is repayable on the consummation of the initial Business Combination. If a Business Combination is not consummated, the Working Capital Loan will not be repaid and all amounts owed thereunder will be forgiven except to the extent that the Company has funds available to it outside of the Trust Account. Upon consummation of a Business Combination, the Sponsor shall have the option, but not the obligation, to convert the outstanding principal balance into Private Placement Warrants at a price of $1.50 per Private Placement Warrant. The conversion option is an embedded derivative under ASC 815 that is required to be separately measured at fair value with subsequent changes in fair value recognized in Company’s condensed statements of operations each reporting period until the Working Capital Loan is repaid, converted or terminated. The embedded conversion option is valued in a binomial lattice model framework. The Company’s current stock price is used as the starting point with each terminal node commensurate with the term to initial Business Combination and the value of the warrants is compared to the conversion price of $1.50. The likelihood of an initial Business Combination occurring is accounted for through using the volatility estimate implied from the traded price of the Company’s Public Warrants. Given the resulting low implied volatility, the stock price in relation to the conversion price, and the implied probability of completing an initial Business Combination, the fair value of the conversion option was determined to be de minimis as of May 16, 2022 and June 30, 2022.

Administrative Support Agreement

Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor up to $40,000 per month for office space and administrative, support and consulting services provided to members of the management team or to the Company. For the three months ended June 30, 2022 and 2021, the Company incurred $40,000 and $120,000 of such expenses, respectively, which are recognized as general and administrative expenses - related party in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 21 (inception) through June 30, 2021, the Company incurred $160,000 and $160,000 of such expenses, respectively, which are recognized as general and administrative expenses – related party in the accompanying condensed statements of operations.

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

Consulting Fees

The Company entered into an engagement agreement to obtain certain advisory services, pursuant to which the engaged consultant agreed to defer their fees and have payment of such fees be solely contingent on the Company closing an initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company has incurred $732,600 in contingent fees pursuant to the agreement. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon closing of an initial Business Combination.

Note 6 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 31,000,000 Class A ordinary shares outstanding, all of which were subject to possible redemption and classified in temporary equity.

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A ordinary shares stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering and sale of Over-Allotment Units	$310,000,000
Less:
Fair value of Public Warrants at issuance	(9,300,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(17,144,205)
Plus:
Accretion on Class A ordinary shares subject to possible redemption amount	26,444,205
Class A ordinary shares subject to possible redemption	310,000,000
Remeasurement accretion on Class A ordinary shares subject to possible redemption amount	342,804
Class A ordinary shares subject to possible redemption	$310,342,804

Note 7 — Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 16,533,333 warrants outstanding, comprised of 10,333,333 Public Warrants and 6,200,000 Private Warrants outstanding.

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 — Shareholders’ Deficit

Preference Shares— The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 400,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 31,000,000 Class A ordinary shares issued and outstanding. All issued and outstanding Class A ordinary shares are subject to possible redemption and have been classified as temporary equity (see Note 6).

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,442,804	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$2,066,670	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,240,000	$—

December 31, 2021

	Quoted Prices in Active	Significant Other	Significant Other
	Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - money market fund	$310,016,344	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,613,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,968,000	$—

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

AGILE GROWTH CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The fair value of the Public Warrants and the Private Placement Warrants was initially measured at fair value using a binomial lattice model in a risk-neutral framework. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants is based on the listed price in an active market for such warrants, and the fair value of the Private Placement Warrants is measured using significant observable market inputs. For the three months ended June 30, 2022 and 2021, the Company recognized non-operating gains/(losses) of approximately $1.7 million and ($5.0 million), respectively, in the condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities. For the six months ended June 30, 2022 and for the period from January 21 (inception) through June 30, 2021, the Company recognized non-operating gains/(losses) of approximately $7.3 million and ($0.8 million), respectively, in the condensed statements of operations resulting from a decrease/(increase) in the fair value of derivative warrant liabilities.

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

The change in the fair value of the derivative warrant liabilities, measured using significant Level 3 inputs, for the period from January 21, 2021 (inception) through June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 21, 2021 (inception)	$—
Issuance of Public and Private Placement Warrants at March 12, 2021	14,460,000
Issuance of Public and Private Placement Warrants at March 16, 2021	420,000
Change in fair value of derivative warrant liabilities	(4,133,330)
Transfer of Public Warrants to Level 1	(6,716,670)
Transfer of Private Placement Warrants to Level 2	(4,030,000)
Derivative warrant liabilities at June 30, 2021	$—

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

As indicated in the accompanying condensed financial statements, as of June 30, 2022, we had approximately $200,000 held outside the Trust Account that is available to us to fund our working capital requirements and $310.4 million held inside the Trust Account. We cannot assure you that our plan to complete our initial business combination will be successful.

Liquidity and Going Concern

As of June 30, 2022, we had approximately $200,000 in our operating bank account and working capital deficit of approximately $1.1 million.

Prior to the completion of the Initial Public Offering, our liquidity was satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $100,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 18, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there was $250,000 and $0 outstanding under Working Capital Loans, respectively.

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

Results of Operations

Our entire activity from inception through June 30, 2022 was in preparation for our formation and the Initial Public Offering and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had a net income of approximately $1.7 million, which consisted of approximately $406,000 in interest income from investments held in the Trust Account, non-operating income of approximately $1.7 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $322,000 in general and administrative expenses, including $40,000 of general and administrative expenses - related party.

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

For the six months ended June 30, 2022, we had a net income of approximately $6.9 million, which consisted of approximately $426,000 in interest income from investments held in the Trust Account, non-operating income of approximately $7.3 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $812,000 in general and administrative expenses, including $160,000 of general and administrative expenses - related party.

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

For the three months ended June 30, 2022 and 2021, we incurred $40,000 and $120,000 of such expenses, respectively, which are recognized as general and administrative expenses - related party in the accompanying condensed statements of operations. For the six months ended June 30, 2022 and for the period from January 21 (inception) through June 30, 2021, we incurred $160,000 and $160,000 of such expenses, respectively, which are recognized as general and administrative expenses - related party in the accompanying condensed statements of operations.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

Other than as described below regarding remediation, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

Exhibit Number	Description
10.1	Promissory Note, dated as of May 16, 2022, issued by the Company to Agile Growth Sponsor, LLC.
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

Dated: August 9, 2022	AGILE GROWTH CORP.

	By:	/s/ Jay Bhatt
	Name:	Jay Bhatt
	Title:	Chief Executive Officer, Chief Financial Officer and Director